Form 10-Q
period 2006-09-30
Transforma Acquisition Group Inc.
filed 2007-02-02
CIK 1374346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                     or


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from          to          .

                        Commission file number: 001-33210

                        TRANSFORMA ACQUISITION GROUP INC.
                (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                   20-5389307
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    350 Park Avenue, 10th Floor
           New York, NY                                  10022
(Address of Principal Executive Offices)              (Zip Code)


                                 (646) 521-7805
            (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes[]  No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,624,997 shares of common stock, par value $0.0001 per share, issued and outstanding as of January 31, 2007.

                        TRANSFORMA ACQUISITION GROUP INC.
                               Table of Contents



                                                                        Page
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                              1
-----------------------------

     Balance Sheet (unaudited)
     -------------------------
      As of September 30, 2006                                            1
      ------------------------

     Statement of Operations (unaudited)
     -----------------------------------
      For the period from July 19, 2006 (date of inception) to
      --------------------------------------------------------
      September 30, 2006                                                  2
      ------------------

     Statement of Stockholders' Equity (unaudited)
     ---------------------------------------------
      For the period from July 19, 2006 (date of inception) to
      --------------------------------------------------------
      September 30, 2006                                                  3
      ------------------

     Statement of Cash Flows (unaudited)
     -----------------------------------
      For the period from July 19, 2006 (date of inception) to
      --------------------------------------------------------
      September 30, 2006                                                  4
      ------------------

Notes to the Financial Statements for the period from
-----------------------------------------------------
July 19, 2006 (date of inception) to September 30, 2006                   5
-------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations                              10
        -----------------------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk       11
------------------------------------------------------------------

Item 4. Controls and Procedures                                          11
-------------------------------

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                11
-------------------------

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      11
-------------------------------------------------------------------

Item 3. Defaults Upon Senior Securities                                  12
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders              12
-----------------------------------------------------------

Item 5. Other Information                                                12
-------------------------

Item 6. Exhibits                                                         12
----------------

                                   PART I.
                            FINANCIAL INFORMATION

Item 1. Financial Statements.


                     TRANSFORMA ACQUISITION GROUP INC.
                (a corporation in the development stage)


                              BALANCE SHEET
                            SEPTEMBER 30, 2006
                                 (unaudited)


ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                             $     160,148
  Deferred registration costs (Note 3)                        234,467
                                                         ------------
       TOTAL ASSETS                                     $     394,615
                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable to initial stockholders (Note 4)        $     200,000
  Accrued registration costs                                  169,615
  Accrued expenses                                              6,000
                                                         ------------

Total current liabilities                                $    375,615

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY (Notes 6, 7 and 8):

  Preferred stock, par value $.0001 per share,
  5,000 shares authorized, 0 shares issued                $     ---

  Common stock, par value $.0001 per share,
  100,000,000 shares authorized, 3,593,747
  shares issued and outstanding                                   359

  Additional paid-in capital                                   24,641

  Deficit accumulated in the development stage                 (6,000)
                                                             --------

     TOTAL STOCKHOLDERS' EQUITY                             $  19,000
                                                             --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 394,615
                                                             ========
                     See Notes to Financial Statements

                         TRANSFORMA ACQUISITION GROUP INC.
                     (a corporation in the development stage)

                             STATEMENT OF OPERATIONS
               FROM INCEPTION (JULY 19, 2006) TO SEPTEMBER 30, 2006
                                   (unaudited)


Formation and operating costs                                $     6,000
Loss before provision for income taxes                            (6,000)
Provision for income taxes                                            --
                                                              ----------
Net loss for the period                                      $    (6,000)
                                                              ==========
Weighted average number of shares outstanding,
   basic and diluted                                           1,651,181
                                                              ==========
Net loss per share, basic and diluted                        $     (0.00)


                     See Notes to Financial Statements

                          TRANSFORMA ACQUISITION GROUP INC.
                      (a corporation in the development stage)

                          STATEMENT OF STOCKHOLDERS' EQUITY
                FROM INCEPTION (JULY 19, 2006) TO SEPTEMBER 30, 2006
                                    (unaudited)


                               Common Stock
                               ------------                           Deficit
                                               Additional           Accumulated
                                               Paid-In    Treasury  in the develop-
                              Shares  Amount    Capital     Stock    ment stage      Total
                              ------ -------- ----------- --------- ---------------  -----
Balance, July 19, 2006
 (inception)                   -     $  -      $  -       $  -       $  -             $  -

Issuance of Common Stock
 to initial stockholders  3,593,747 $ 359       24,641      -           -             $ 25,000

Net loss for the period       -        -         -          -        (6,000)            (6,000)

Balance, September 30,
  2006                    3,593,747 $ 359     $ 24,641   $  -        (6,000)          $ 19,000
                          =========  =====    =========  ======      =======          ========

                                   See Notes to Financial Statements


                       TRANSFORMA ACQUISITION GROUP INC.
                   (a corporation in the development stage)
                          STATEMENT OF CASH FLOWS
             FROM INCEPTION (JULY 19, 2006) TO SEPTEMBER 30, 2006
                                   (unaudited)

OPERATING ACTIVITIES

  Net loss for the period                                        $  (6,000)
  Change in operating liability:
    Accrued expenses                                                 6,000

NET CASH USED IN OPERATING ACTIVITIES                                    -
                                                                   =======

FINANCING ACTIVITIES

  Proceeds from issuance of common stock to initial stockholders    25,000
  Proceeds from notes payable to initial stockholders              200,000
  Payment of deferred registration costs                           (64,852)
                                                                   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          160,148
                                                                   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          160,148

CASH AND CASH EQUIVALENTS

  Beginning of period                                                   -
  End of period                                                   $160,148
                                                                   =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Accrued registration costs                                      $169,615
                                                                   =======

                    See Notes to Financial Statements

                        TRANSFORMA ACQUISITION GROUP INC.
                     (a corporation in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES

      Organization and activities - Transforma Acquisition Group Inc. (the "Company") was incorporated in Delaware on July 19, 2006 for the purpose of acquiring one or more assets or control of one or more operating businesses in the technology, media or telecommunications industries (a "Target Business") through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination (a "Business Combination"). All activity from inception (July 19, 2006) through September 30, 2006 was related to the Company's formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

      The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No.7.

      The registration statement for the Company's initial public offering ("Offering") was declared effective on December 19, 2006. The Company consummated the Offering on December 26, 2006 for net proceeds of approximately $96 million. The Company's management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of the Company's net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount (Note 6) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

      Management has agreed that $98.5 million or $7.88 per Unit sold in this Offering will be held in a trust account ("Trust Account") and invested in permitted United States government securities, of which $0.2976 per Unit will be paid to the underwriter upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Fifty percent of after tax interest up to an aggregate amount of $2,000,000 in interest earned on the monies held in the trust account may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission ("SEC") reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves (Note 6).

      The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering. The Company's stockholders prior to the Offering ("Initial Stockholders"), have agreed to vote their 3,593,747 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's Public Stockholders vote for the approval of the Business Combination and holders owning 40% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the Offering (June 26, 2008), the Company's board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the Offering, the Company will abandon their plan of dissolution and distribution and seek the consummation of that Business Combination. If a proxy statement seeking the approval of the Company's stockholders for that Business Combination has not been filed prior to 24 months from the date of the Offering (December 26, 2008), the Company's board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. In the event there is no Business Combination within the 18 and 24-month deadlines (the "Target Business Combination Period"), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering.

                        TRANSFORMA ACQUISITION GROUP INC.
                   (a corporation in the development stage)
                         NOTES TO FINANCIAL STATEMENTS - (Continued)
                                 (unaudited)

      With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may contemporaneously with or prior to such vote exercise their Conversion Right and their common shares would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding less than 40% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the founding shares (but not shares acquired in the Offering or in the secondary market) held by Initial Stockholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTERIM FINANCIAL STATEMENTS - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 19, 2006) to August 31, 2006 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-133197). See also the Company's Current Report on Form 8-K, filed on December 26, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The operating results for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of September 30, 2006.

      Concentration of Credit Risk - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

      NET LOSS PER SHARE - Net loss per share is computed based on the weighted average number of shares of common stock outstanding.

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and UPO is antidilutive, they have been excluded from the Company's computation of diluted net income per share. Therefore, basic and diluted loss per share were the same for the period from inception (July 19, 2006) to September 30, 2006.

      USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      INCOME TAXES - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

      NEW ACCOUNTING PRONOUNCEMENTS - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                        TRANSFORMA ACQUISITION GROUP INC.
                    (a corporation in the development stage)
                         NOTES TO FINANCIAL STATEMENTS - (Continued)
                                 (unaudited)

NOTE 3 - DEFERRED REGISTRATION COSTS

     As of September 30, 2006, the Company had incurred deferred registration costs of $234,467 relating to expenses incurred in connection with the Offering. Upon consummation of the Offering on December 26, 2006, the deferred registration costs were charged to equity.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS

      The Company issued an aggregate of $200,000 unsecured promissory notes to its founders in August 2006 (the "Notes"). The Notes are non-interest bearing and are payable on the earlier of the consummation of the Offering or September 1, 2007. In conjunction with the close of the Offering on December 26, 2006, the Company repaid the Notes.

NOTE 5 - INCOME TAXES

      Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

      Significant components of the Company's future tax assets are as follows:

       Tax effect of the operating loss carryforward           $   2,040

       Less valuation allowance                                   (2,040)
                                                                 -------
       Totals                                                  $      --
                                                                 =======

      Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated during the carry-forward period to realize the deferred tax asset. Realization of the future tax benefits is dependent upon many factors, including the Company's ability to generate taxable income within the loss carry-forward period, which runs through 2026.

NOTE 6 - COMMITMENTS

ADMINISTRATIVE FEES

      The Company is permitted to utilize fifty-percent of after tax interest up to an aggregate amount of $2,000,000 of the interest earned upon monies in the trust (of which (i)an aggregate amount of up to $1,250,000 may be released to the Company upon its demand within 12 months after the completion of this Offering, and (ii)an aggregate amount of up to $750,000 plus any remaining portion of the $1,250,000 not previously released to the Company during the initial 12-month period may be released to the Company upon its demand during the period that is between 12 months and 24 months after the completion of this Offering) in addition to approximately $627,000 which was transferred to the Company upon consummation of this Offering for working capital purposes. The working capital will be used to pay for director and officer liability insurance premiums and general and administrative services, including office space, utilities and secretarial support, with the balance being held in reserve for other expenses, such as due diligence, legal, accounting, and other fees and expenses for structuring and negotiating business combinations, and deposits, down payments and/or funding of "no shop" provisions in connection with business combinations as well as for reimbursement of any out-of-pocket expenses incurred by the Initial Stockholders in connection with activities undertaken on the Company's behalf.

      The Company has agreed to pay an affiliate of two directors $7,500 per month commencing on effectiveness of the Offering for office, secretarial and administrative services.

UNDERWRITING AGREEMENT

      In connection with the Offering, the Company entered into an underwriting agreement (the "Underwriting Agreement") with the underwriters in the Offering.

                     TRANSFORMA ACQUISITION GROUP INC.
                  (a corporation in the development stage)
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                             (unaudited)

      Pursuant to the Underwriting Agreement, the Company will be obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $7,000,000. The Company paid $3,280,000, of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,720,000 will be deferred until consummation of the Business Combination.

NOTE 7 - CAPITAL STOCK

      During September 2006, the Company amended and restated its Certificate of Incorporation to authorize the issuance of an additional 90,000,000 shares of common stock for an aggregate authorization of 100,000,000 shares of common stock.

Preferred Stock

      The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

      In August 2006, the Company's Initial Stockholders purchased 3,593,747 post reverse stock split shares (Note 7) of the Company's common stock for an aggregate $25,000.

      The Initial Stockholders have agreed to forfeit up to 468,750 shares of common stock and the Company will concurrently immediately cancel up to 468,750 shares of common stock in the event that the underwriters do not exercise all or a portion of its over-allotment option. The Company has agreed with the underwriters to exercise this right if, and to the extent, the underwriters do not exercise all or a portion of their over-allotment option. This right is exercisable for the five-day period following the earlier to occur of the expiration or termination of the underwriters' option to purchase up to 1,875,000 additional units to cover over-allotments or the exercise in full by the underwriters of such option. In accordance with the Company's agreement with the underwriters, the Company will exercise this right to cancel shares only in an amount sufficient to cause the Initial Stockholders to maintain control over 20% of the Company's outstanding shares after giving effect to the offering and the exercise, if any, of the underwriters' over-allotment option.

      Pursuant to letter agreements with the Company and the underwriters in the Offering and the private placement offering, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares (but not shares purchased in the Offering or in the secondary market) in the event of the Company's liquidation.

NOTE 8 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

PUBLIC WARRANTS

      Each warrant sold in the Offering (a "Public Warrant") is exercisable for one share of common stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares at $5.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of:
(a)completion of the Business Combination and (b)December 19, 2007, and ending on December 19, 2010. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

PRIVATE WARRANTS

      In conjunction with the Offering the Company sold to certain of the Initial Stockholders 3,000,000 warrants ("Private Warrants"), for an aggregate purchase price of $3,000,000. All of the proceeds received from these purchases have been placed in the Trust Account. The Private Warrants are identical to the Public Warrants in the Offering except that they may be exercised on a cashless basis so long as they are held by the original purchasers, members of their immediate families or their controlled entities, and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Warrants, which will expire worthless.

                        TRANSFORMA ACQUISITION GROUP INC.
                     (a corporation in the development stage)
                        NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)

      As the proceeds from the exercise of the Public Warrants and Private Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company's financial condition or results of operations prior to a Business Combination.

PURCHASE OPTION

      Upon closing of the Offering, the Company has sold an option ("PO") for $100 to CRT Capital Group LLC to purchase up to 375,000 Units at an exercise price of $10.00 per Unit. The Units underlying the PO will be exercisable in whole or in part, solely at CRT Capital Group LLC's discretion, commencing on the consummation of a Business Combination and expiring on the four-year anniversary of the Offering. The Company accounted for the fair value of the PO, as an expense of the public offering resulting in a charge directly to stockholders' equity with an equivalent increase in additional paid-in capital.

     At December 26, 2006 the fair value of the 375,000 Units underlying the PO was approximately $1.2 million ($3.25 per Unit) at the date of sale and issuance, which was determined using a Black-Scholes option-pricing model. The fair value of the PO has been calculated using the following assumptions:
(1)expected volatility of 55.172%, (2)risk-free interest rate of 4.77% and
(3)contractual life of 4 years. The expected daily volatility of approximately 55% was estimated by management based on an evaluation of the historical daily volatilities of similar public entities which had completed a transaction with an operating company. The PO may only be exercised for cash. Each of the Units included in the PO are identical to the Units to be sold in the Offering, except that (i)the exercise price of the Units will be $10.00 per Unit,
(ii)CRT Capital Group LLC will be entitled to receive certain "piggy-back" registration rights with respect to the Units issuable upon exercise of the PO, and (iii) the exercise price of the warrants issued in respect of the Units issuable upon exercise of the PO will not be subject to reduction in the event that the Company determines to reduce the exercise price of the Company's other warrants.

REGISTRATION RIGHTS - WARRANTS AND PO

      In accordance with the Warrant Agreement related to the Public Warrants and the Registration Rights Agreement associated with the Private Warrants (collectively the Public Warrants and Private Warrants are the "Warrants"), the Company will only be required to use its best efforts to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrants shall not be entitled to exercise. In no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle a Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The holders of Warrants do not have the rights or privileges of holders of the Company's common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company's common stock.

      The Company is not required to register the Units underlying the PO; however if the Company does file certain kinds of registration statements at any time during the seven (7) year period following December 19, 2006 the holders of securities underlying the PO shall have the right to join in such registration statement, subject to certain limitations, and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company has no obligation to net cash settle the exercise of the PO or the Units underlying the PO. The holder of the PO is not entitled to exercise the PO or the Units underlying the PO unless a registration statement covering the securities underlying the PO is effective or an exemption from registration is available. If the holder is unable to exercise the PO or underlying Units, the PO or warrants, as applicable, will expire worthless.

NOTE 9 - SUBSEQUENT EVENTS

      On December 14, 2006, the Company effected a 2 for 3 reverse stock split of its outstanding shares of common stock. The accompanying financial statements and share amounts have been retroactively adjusted to include the impact of the reverse stock split.

Initial Public Offering of Securities

      In its initial public offering, effective December 19, 2006 (closed on December 26, 2006), the Company sold to the public 12,500,000 Units (the "Units" or a "Unit") at a price of $8.00 per Unit. Proceeds from the initial public offering totaled approximately $96 million, which was net of approximately $3.9 million in underwriting fees and other expenses paid at closing. Each Unit consists of one share of the Company's common stock and one warrant. The Company and the underwriters have agreed that payment of $3,720,000, of underwriting discount will be deferred until consummation of the Business Combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

         We were formed on July 19, 2006 for the purpose of acquiring one or more assets or control of one or more operating businesses in the technology, media or telecommunications industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. Our initial business combination must be with an acquisition target or targets whose collective fair market value is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of the acquisition.

         On December 26, 2006, we consummated our initial public offering (the "Offering") of 12,500,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share (the "Common Stock"), and one warrant entitling the holder to purchase one share of Common Stock at a price of $5.50. The public offering price of each Unit was $8.00, and we generated gross proceeds of $100,000,000 in the Offering. Of the gross proceeds: (i) we deposited $98,500,000 into a trust account at Smith Barney, a division of Citigroup Global Markets Inc., maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $3,720,000 of contingent underwriting discount and $3,000,000 that we received from the sale of warrants to our founders in a private placement on December 26, 2006; (ii) the underwriters received $3,280,000 as underwriting discount (excluding the contingent underwriting discount); (iii) we retained $640,000 that will not be held in the trust account; and (iv) we used $580,000 for offering expenses.

         On December 26, 2006, we consummated the sale to CRT Capital Group LLC, one of our underwriters, for $100, of an option to purchase up to a total of 375,000 Units at a price equal to $10.00 per unit (i.e., 125% of the price of the units sold in our initial public offering). The Units issuable upon exercise of this option are otherwise identical to those sold in the Offering except that (i) CRT Capital Group LLC is entitled to certain "piggy-back" registration rights with respect to the Units issuable upon exercise of its purchase option, and (ii) the exercise price of the warrants issued in respect of the Units issuable upon exercise of the purchase option will not be subject to reduction in the event that we determine to reduce the exercise price of our other warrants. This option is exercisable commencing on the later of the consummation of a business combination and December 19, 2007, and expiring on December 19, 2010. The purchase option was registered under the Securities Act on a registration statement on Form S-1 (File No. 333-137263) that was declared effective on December 19, 2006.

         The proceeds deposited in the trust account will not be released from the trust account until the earlier of the consummation of a business combination or the expiration of the time period during which we may consummate a business combination. The proceeds held in the trust account (other than the contingent underwriting discount) may be used as consideration to pay the sellers of an acquisition target with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account (other than the contingent underwriting discount) will be used to finance the operations of the acquisition target. We may also use the proceeds held in the trust account (other than the contingent underwriting discount) to pay a finder's fee to any unaffiliated party that provides information regarding prospective targets to us.

         We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $2,640,000 of working capital and reserves shall be allocated as follows: $1,500,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to S&B Investment Management Group, LLC ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $860,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves.

         For the period from July 19, 2006 (inception) through September 30, 2006, we had a net loss of $(6,000), attributable to organization and formation expenses. We incurred $234,467 of deferred registration costs, of which approximately $169,615 was unpaid as of September 30, 2006. Through September 30, 2006 we did not engage in any significant operations. Our entire activity from inception through September 30, 2006 was to prepare for the Offering.

         For the period from July 19, 2006 (inception) through September 30, 2006, we issued an aggregate of $200,000 in unsecured, non-interest bearing promissory notes to our founders, which were outstanding as of September 30, 2006. These notes were repaid out of proceeds of the Offering.

         Our financial statements as of and for the period ending December 26, 2006 were audited, and we filed those audited financial statements included in a Current Report on Form 8-K dated December 26, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable acquisition target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES.

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Treasurer (who is our principal financial officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period from July 19, 2006 (inception) through September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 31, 2006, after giving effect to a 2 for 3 reverse stock split effected on December 14, 2006, we issued 3,593,747 shares of Common Stock to our founders for an aggregate purchase price of $25,000. This number includes 468,750 shares subject to forfeiture to the extent that the over-allotment option granted to the underwriters of the Offering is not exercised. The issuance and sale of these shares was made without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as transactions not involving any public offering. We used no general solicitation or general advertising in connection with the issuance and sale of those shares, and the purchasers were affiliates of the company and agreed to appropriate restrictions on resale of the shares. We paid no underwriting discounts or commissions with respect to the issuance and sale of the shares.

         On December 26, 2006, we issued 3,000,000 warrants to our founders at a price of $1.00 per warrant for an aggregate purchase price of $3,000,000. Each warrant entitles the holder to purchase from us one share of Common Stock at an exercise price of $5.50. These warrants can be exercised on a cashless basis and are subject to certain transfer restrictions, but otherwise are identical to the warrants that were issued in the Offering. The issuance and sale of these warrants was made without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act as a transaction not involving any public offering. We used no general solicitation or general advertising in connection with the issuance and sale of those warrants, and the purchasers were affiliates of the company and agreed to appropriate restrictions on resale of the warrants and the underlying shares. We paid no underwriting discounts or commissions with respect to the issuance and sale of the warrants.

USE OF PROCEEDS

         On December 26, 2006, we consummated the Offering of 12,500,000 Units. Each Unit consists of one share of Common Stock and one warrant entitling the holder to purchase from us one share of Common Stock at an exercise price of $5.50. The Units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $100,000,000. Banc of America Securities LLC and CRT Capital Group LLC acted as representative of the underwriters. Our Common Stock and warrants started trading separately as of January 5, 2007. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-137263) that was declared effective on December 19, 2006.

         Of the gross proceeds from the Offering: (i) we deposited $98,5000,000 into a trust account at Smith Barney, a division of Citigroup Global Markets Inc., maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $3,720,000 of contingent underwriting discount and $3,000,000 that we received from the sale of warrants to our founders in a private placement on December 26, 2006; (ii) the underwriters received $3,280,000 as underwriting discount (excluding the contingent underwriting discount); (iii) we retained $640,000 that will not be held in the trust account; and (iv) we used $580,000 for offering expenses. None of the offering expenses were paid directly or indirectly to any of our officers, directors or 10% stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Prior to the Offering, we solicited written consents of our stockholders to certain amendments to our Certificate of Incorporation, as amended, including approving a 2 for 3 reverse stock split of our Common Stock. Our stockholders unanimously approved the amendments and the split.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS.

EXHIBIT    EXHIBIT
-------    -------
NUMBER     DESCRIPTION
------     -----------
31.1 Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1       Certification by Principal Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2       Certification by Principal Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRANSFORMA ACQUISITION GROUP INC.



Date: February 2, 2007                By:  /s/  Larry J. Lenhart
                                          -------------------------------

                                       Name:  Larry J. Lenhart
                                       Title: President and Chief Executive
                                              Officer