Form 10-K
period 2006-12-31
Transforma Acquisition Group Inc.
filed 2007-03-23
CIK 1374346

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2006
                                     or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from  to


                   Commission File Number: 001-33210
                   Transforma Acquisition Group Inc.
          (Exact name of registrant as specified in its charter)




           Delaware                                   20-5389307
(State or Other Jurisdiction of
 Incorporation or Organization)           (I.R.S. Employer Identification No.)


  350 Park Avenue, 10th Floor
      New York, NY                                      10022
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code: (646)521-7805

Securities registered pursuant to Section12(b) of the Act:

Title of Each Class               Name of Each Exchange on Which Registered
-------------------               -----------------------------------------
Units                                        American Stock Exchange

Common Stock, par value                     American Stock Exchange
 $0.0001 per share
Warrants                                    American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): [ ]

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 31, 2006, the aggregate market value of the registrant's units held by non-affiliates of the registrant was $100,000,000. The registrant's common stock was not separately tradable until January 5, 2007.

Number of shares of common stock outstanding as of March 13, 2007: 15,624,997.

Documents Incorporated by Reference: Portions of the registrant's proxy statement in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

Table of Contents


                                      TABLE OF CONTENTS

Item
Description
Page

                                           PART I
                                           ------

ITEM 1.   BUSINESS                                                  5
ITEM 1A.  RISK FACTORS                                             11
ITEM 1B.  UNRESOLVED STAFF COMMENTS                                26
ITEM 2.   PROPERTIES                                               26
ITEM 3.   LEGAL PROCEEDINGS                                        26
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      26

                                          PART II
                                          -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,
        RELATED STOCKHOLDER MATTERS AND ISSUER
        PURCHASES OF EQUITY SECURITIES                             27
ITEM 6. SELECTED FINANCIAL DATA                                    28
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS              28
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                          30
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                31
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE                     42
ITEM 9A.CONTROLS AND PROCEDURES                                    42
ITEM 9B.OTHER INFORMATION                                          42


                                       PART III
                                       --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE    43
ITEM 11. EXECUTIVE COMPENSATION                                    43
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS     43
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
         AND DIRECTOR INDEPENDENCE                                 43
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                    43


                                       PART IV
                                       -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                44

         SIGNATURES                                                46

          CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

          This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. We have based these forward-looking statements on our current expectations, estimates and projections about our target industries, our beliefs, our assumptions and future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate, "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in "Item 1A. Risk Factors", and our other Securities and Exchange Commission ("SEC") filings, and the following:

-  our status as a development stage company;

-  our ability to continue as a going concern;

- our failure to receive necessary regulatory consents, or to receive them in a timely manner, in connection with our initial business combination;

- our dissolution or liquidation prior to a business combination, and our ability to dissolve and liquidate in a timely manner;

- the reduction of the proceeds held in the trust account due to third party claims;

-  our selection of a prospective acquisition target or asset;

- our issuance of our capital stock or incurrence of debt to complete a business combination;

- our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

-  our dependence on our key personnel;

-  the tax consequences of an acquisition or disposition by us;

-  conflicts of interest of our officers and directors;

- potential future affiliations of our officers and directors with competing businesses;

-  our ability to obtain additional financing if necessary;

-  the control by our founders of a substantial interest in us;

-  our common stock becoming subject to the SEC's penny stock rules;


- the adverse effect the outstanding warrants and options may have on the market price of our common shares;

- the existence of registration rights with respect to the securities owned by our founders;

-  our being deemed an investment company;

-  the lack of adequate resources to cover our operating expenses;

-  the lack of a market for our securities;

- regulatory risks and operational risks of an acquisition target, including those involved in operating outside the United States;

-  loss of our intellectual property rights;

-  foreign currency fluctuation;

- limited operating histories of businesses we may acquire in the technology, media or telecommunications industries;

-  cyclicality of the technology, media and telecommunications industries; and

-  our failure to keep pace with changes in our target industries.

These risks and others described under "Item 1A. Risk Factors" are not exhaustive.

                                    PART I

ITEM 1.  BUSINESS

Introduction

          Transforma Acquisition Group Inc. is a blank check company that was organized as a corporation under the laws of the State of Delaware on July 19, 2006. We were formed for the purpose of acquiring one or more assets or control of one or more operating businesses in the technology, media or telecommunications industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business transaction, which we refer to as a "business combination." Except for interest income generated on the trust account in which the majority of the proceeds of our initial public offering is held, we have not generated revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in December 2006, we have been actively engaged in sourcing a suitable business combination candidate. We have met with prospective acquisition targets, service professionals and other intermediaries to discuss our company, the background of our management and our business combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Unless the context otherwise requires, references in this report to "the Company," "we," "us," and "our" refer to Transforma Acquisition Group Inc.

          Our initial public offering closed on December 26, 2006 with our issuance of 12,500,000 units (which consist of one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock) for an offering price of $100,000,000.

          We will focus our investment activities on the technology, media and telecommunications industries. Using the collective skill and experience of our executive officers and directors, we will seek to consummate our initial business combination with an acquisition target:

- that we believe has an undervalued business strategy or possesses underutilized assets;

-  at a price we believe to be below its potential value; and

-  that presents opportunities for:

   -short-term enhancements in stockholder value through operational improvements; and

   -long-term enhancements in stockholder value through the implementation of a transformative growth strategy, which may include the acquisition of synergistic assets or businesses.

  We expect that any transformative growth strategy will take advantage of emerging macroeconomic business, cultural, market, and technological trends, including:

-  changes in demographics and consumer behavior;

-  the by-passing of traditional marketplace processes; and

- changes in the technology, media and/or telecommunications industries. Technology, Media and Telecommunications Industries

  We believe that our focus on the technology, media and telecommunications industries will provide us with a large universe of investment opportunities based on:

-  the size of the technology, media and telecommunications industries;

-  the variety of participants in the sector; and

- the technological advancements, the changes in the regulatory environment, and the macroeconomic, business, cultural and technological trends and market trends that continuously impact the growth dynamic of, and spawn new businesses in, the technology, media and telecommunications industries.

EFFECTING A BUSINESS COMBINATION

GENERAL

     We were formed to acquire one or more assets or control of one or more operating businesses in the technology, media or telecommunications industries through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Although a substantial portion of the net proceeds of our initial public offering are expected to be applied generally toward effecting a business combination, the proceeds are not otherwise designated for any more specific purposes. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations.

     Subject to the requirement that our business combination must be with one or more acquisition targets having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of such acquisition, there are no limitations on the type of investments we can make or the percentage of our total assets that may be invested in any one investment. Accordingly, other than the requirement that our business combination must be with an acquisition target having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of such acquisition, our investment policies may be changed from time to time at the discretion of our board of directors, without a vote of our stockholders. Additionally, no limits have been set on the concentration of investments in any location or type of market.

     We intend to focus our acquisitions efforts primarily in the technology, media and telecommunications industries. We believe that our management team and board of directors have the industry knowledge and relationships to source and execute acquisitions that will create above average stockholder returns.

WE HAVE NOT CONSUMMATED ANY BUSINESS COMBINATION

     We have met with prospective acquisition targets, service professionals and other intermediaries to discuss our company, the background of our management and our business combination preferences. However, to date, we have not consummated any business combination.

     Except for the requirement that an acquisition target have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing the underwriters' deferred discount) at the time of the transaction, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition targets. Accordingly, there is no basis for investors to evaluate the possible merits or risks of any acquisition target with which we may ultimately complete a business combination. To the extent we effect a business combination with entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such financially unstable businesses. Although our management will endeavor to evaluate the risks inherent in a particular acquisition target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

SOURCES OF ACQUISITION TARGETS

      Acquisition target candidates have been, and we anticipate will continue to be, brought to our attention by various unaffiliated sources, including private equity funds, venture capital funds, law firms, companies, investment bankers and advisory firms that specialize in the technology, media or telecommunications industries. In addition, our officers, directors and founders, as well as their affiliates, have brought to our attention acquisition target candidates of which they have become aware through their business contacts as a result of formal and informal inquiries and discussions. In no event will any of our existing officers, directors or founders or any entity with which they are affiliated, be paid any finder's fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (other than reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential acquisition targets, performing business due diligence on suitable acquisition targets and business combinations, as well as traveling to and from the offices, plants or similar locations of prospective acquisition targets to examine their operations).

Selection of an acquisition target and structuring of a business combination

     Subject to the requirement that our business combination must be with an acquisition target having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective acquisition targets. In evaluating a prospective acquisition target, our management will consider, among other factors, the following:

- An existing under-capitalized business that has the potential to further grow products and services in multiple geographies;

- A partial product or service offering that may need to be enhanced by one or more acquisitions to complete the product or service offering;

- An asset embedded in an underperforming business which asset could be made more valuable through improved management, technology, or enhanced operational efficiency; and/or

- An existing business requiring a non-traditional business model in order to adapt to the changing technological and regulatory environment and unlock stockholder value.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional acquisition opportunities as we grow and integrate our acquisitions. We may or may not make future acquisitions. Fundamentally, however, we believe that, following an initial transaction, we may identify and evaluate potential acquisition targets that will utilize these same investment strategies. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our stockholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.

     The time and costs required to select and evaluate an acquisition target and to structure and consummate our initial business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective acquisition target with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. None of the officers or directors will receive any compensation from us prior to the consummation of our initial business combination, except for out-of-pocket expenses incurred by them on our behalf.

FAIR MARKET VALUE OF ACQUISITION TARGET

     The initial acquisition target that we acquire must have a fair market value equal to at least 80% of our net assets (including the funds held in the trust account other than the portion representing our underwriters' deferred discount) at the time of such acquisition, subject to the conversion rights described below, although we may acquire a target whose fair market value significantly exceeds 80% of our net assets. To accomplish this, we may seek to raise additional funds through a secured financing or a private offering of debt or equity securities if such funds are required to consummate such a business combination, although we have not entered into any such fund raising arrangement and do not currently anticipate effecting such a financing other than in connection with the consummation of our initial business combination. The fair market value of the acquisition target will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently calculate the fair market value of the acquisition target, we will obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the National Association of Securities Dealers, Inc. ("NASD") with respect to the satisfaction of such criteria. Because any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from a third party as to the fair market value if our board of directors independently determines that the acquisition target complies with the 80% threshold. Nevertheless, we reserve the right to obtain an opinion from an unaffiliated, independent third party appraiser if we deem it appropriate, for example, in the event of an actual or perceived conflict of interest.

POSSIBLE LACK OF BUSINESS DIVERSIFICATION

     Our initial business combination must be with an acquisition target which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is possible that we may only have the ability to effect a single business combination. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

- subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

- result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

  In the event we ultimately determine to simultaneously acquire several properties or assets and those properties or assets are owned by different sellers, we may need for each of those sellers to agree that our purchase of its properties or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to consummate our initial business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the properties or assets into a single operating business.

LIMITED ABILITY TO EVALUATE THE ACQUISITION TARGET'S MANAGEMENT

     Although we intend to closely scrutinize the management of a prospective acquisition target when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the acquisition target's management will prove to be correct. Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the acquisition target. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

     Prior to the consummation of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under Delaware law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the acquisition target and historical financial statements of the business.

     In connection with the vote required for any business combination, our founders have agreed to vote all of their shares of common stock owned by them prior to our initial public offering (but not shares acquired in our initial public offering or the secondary market) in accordance with the majority of the shares of common stock voted by the public stockholders. We will proceed with our initial business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of our initial business combination and public stockholders owning less than 40% of the shares sold in our initial public offering both vote against our initial business combination and exercise their conversion rights.

     Upon the consummation of our initial business combination, unless required by Delaware law, the federal securities laws, and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent acquisitions.

CONVERSION RIGHTS

     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his or her shares of common stock converted to cash if the stockholder votes against our initial business combination and our initial business combination is approved and completed. Our founders will not have such conversion rights with respect to any shares of common stock owned by them. The actual per share conversion price will be equal to the amount in the trust account, which include $3,000,000 from the private placement of warrants, the amount held in the trust account representing a portion of the underwriters' deferred discount, and the interest earned on the trust account, net of taxes payable, remaining in the trust account (other than one-half of the interest earned on the trust account, net of taxes payable, up to an aggregate amount of $2,000,000, which will be released to us upon our demand, as follows: (i) an aggregate amount of up to $1,250,000, within 12 months after the completion of our initial public offering, and (ii) an aggregate amount of up to $750,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the completion of our initial public offering) (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account any interest earned on the trust account, the initial per share conversion price would be $7.88 or $0.12 less than the per unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against our initial business combination, our initial business combination is approved and completed, and the stockholder continues to own his shares through completion of our initial business combination. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants that they still hold. We will not complete our initial business combination if public stockholders owning 40% or more of the shares sold in our initial public offering both exercise their conversion rights and vote against our initial business combination.

DISSOLUTION AND LIQUIDATION IF NO BUSINESS COMBINATION

     If we do not complete our initial business combination by June 26, 2008 (i.e., 18 months after the completion of our initial public offering) or by December 26, 2008 (i.e., 24 months after the completion of our initial public offering) if a letter of intent, agreement in principle or definitive agreement has been executed by June 26, 2008 and our initial business combination has not yet been consummated, our amended and restated certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities and

(b) requires that our board of directors no later than 15 days after the expiration of such time period adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Pursuant to Delaware law, our dissolution also requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. In order to solicit such stockholder approval, (i) our board of directors will cause to be prepared a preliminary proxy statement setting forth the board of directors' recommendation that we dissolve; (ii) we would expect that on the date that the board of directors adopts such recommendation, we would file the preliminary proxy statement with the Securities and Exchange Commission; (iii) if the Securities and Exchange Commission does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our dissolution; and (iv) if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution. In the event that we do not initially obtain approval for our dissolution by stockholders owning a majority of our outstanding common stock, we will continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or at all. If we are not able to obtain approval from a majority of our stockholders, we cannot dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in our initial public offering and these funds will not be available for any other corporate purpose.

     We anticipate that our liquidation will occur pursuant to Section 281(b) of the Delaware General Corporation Law and, in this event, our board of directors will be required under Section 281(b) to adopt a plan of distribution pursuant to which the corporation shall pay or make reasonable provision to pay all existing claims and obligations of the corporation, all contingent, conditional or unmatured contractual claims, claims subject of a pending suit, and claims that are likely to arise or become known within 10 years after our dissolution. Our board of directors intends to adopt a plan of distribution and to distribute the funds held in the trust account and any of our remaining assets to holders of our common stock sold in our initial public offering as promptly as practicable following our dissolution. Until adoption of our plan of distribution and distribution of the funds held in the trust account, the funds will remain in the trust account and held by the trustee in permitted investments.

     Assuming our dissolution is approved by our directors and stockholders in accordance with Delaware law, holders of our common stock sold in our initial public offering will be entitled to receive their proportionate share of the trust account (inclusive of the proceeds from the private placement, the remaining balance of any interest net of any income taxes due on such interest and the underwriters' deferred discount). In addition, such holders will be entitled to receive a pro rata portion of our remaining assets not held in the trust account, less amounts we pay, or reserve to pay, for all of our liabilities and obligations. These liabilities and obligations include our corporate expenses arising during our remaining existence and the costs associated with our dissolution and liquidation. Our corporate expenses are expected to be primarily associated with preparation for and conduct of our special meeting of stockholders and our continuing public reporting obligations, including legal services, proxy soliciting firms, services of our independent public accounting firm as well as legal fees we may incur in the event of disputes with any claimants or creditors. To the extent that funds reserved to pay liabilities or obligations are not subsequently used for such purpose, the funds will be available for distribution to our holders of common stock sold in our initial public offering or for ongoing corporate expenses including costs of our liquidation during our remaining existence.

     Our founders have waived their rights to participate in any distribution with respect to shares of common stock owned by them immediately prior to our initial public offering (but not shares acquired in our initial public offering or in the secondary market). If we dissolve and liquidate before the consummation of a business combination, there will be no distribution from the trust account with respect to our outstanding warrants which will expire worthless.

     If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account the remaining one-half interest, if any, earned on the trust account, the initial per share liquidation price would be $7.88, or $0.12 less than the per unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, if any, which could have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share liquidation price will not be less than $7.88, plus interest, net of taxes, due to claims of creditors. Although we will seek to have all vendors, prospective acquisition targets or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party's engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our founders have agreed, subject to certain exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our founders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. We cannot assure you, however, that our founders would be able to satisfy such obligations. Additionally, the underwriters of our initial public offering have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes a portion of their discount.

     Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distribution is limited to the lesser of such stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred from claims brought after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Because we do not intend to comply with
Section 280, Section 281(b) of the Delaware General Corporation Law would require us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective acquisition targets to acquire, we believe the only likely claims that could arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential acquisition targets. As described above, we will seek to have all vendors and prospective acquisition targets execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, we believe the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. Moreover, because we will seek to obtain the waiver letters described above, we believe the funds held in the trust account should be excluded from the claims of any creditors in connection with any bankruptcy proceeding.

     Our public stockholders will be entitled to receive funds from the trust account only in the event of our dissolution and liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against our initial business combination alone will not result in conversion of a stockholder's shares into a pro rata share of the trust account. The stockholder must have also exercised his or her conversion rights described above.
Competition

     Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty. We expect to encounter intense competition for potential acquisition targets from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic. Many of these competitors are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additional investment funds and blank check companies with investment objectives similar to ours may be formed in the future by other unrelated parties and these funds and companies may have substantially more capital and may be able to have access to and utilize additional financing on more attractive terms. While we believe that there are numerous potential acquisition targets with which we could combine using the net proceeds of our initial public offering, together with additional financing, if available, our ability to compete in combining with certain sizeable acquisition targets will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a business combination with certain acquisition targets. In addition:

- the requirement that we obtain stockholder approval of a business combination may delay or prevent the consummation of a transaction within the 18-month or 24-month time periods;

- the requirement that we prepare a proxy statement and notice of special meeting of stockholders in accordance with the requirements of Delaware law and the federal securities laws, which proxy statement will be required to be submitted to and reviewed by the Securities and Exchange Commission, in connection with such business combination may delay or prevent the completion of a transaction;

- our outstanding warrants, the purchase option granted to one of the underwriters of our initial public offering, CRT Capital Group LLC, and the warrants we expect to issue in the private placement, and the dilution they potentially represent, may not be viewed favorably by certain acquisition targets;

- the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination; and

- the requirement to acquire assets or an operating business that have a fair market value at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters deferred discount) at the time of our initial business combination could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial business combination.

FACILITIES

     We do not own any real estate or other physical properties. We maintain our principal executive offices at 350 Park Avenue, 10th Floor, New York, NY 10022. The cost for this space is included in the monthly fee of $7,500 that S&B Investment Management Group, LLC charges us for general and administrative services, including office space, utilities and administrative support. We believe, based on fees for similar services in the New York, NY area, that the fee charged by S&B Investment Management Group, LLC is at least as favorable as we could obtain from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

EMPLOYEES

     We have three executive officers. None of our officers, upon whom we are dependant prior to effecting a business combination, have entered into an employment agreement with us and none are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether an acquisition target has been selected for our initial business combination and the stage of our initial business combination process we are in. Accordingly, once management locates a suitable acquisition target to acquire they will spend more time investigating such acquisition target and negotiating and processing our initial business combination (and consequently more time devoted to our affairs) than they would prior to locating a suitable acquisition target.

AVAILABLE INFORMATION

          We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at 350 Park Avenue, 10th Floor, New York, NY 10022,
Attention: Jon Lambert, or by telephone to (646)521-7805. You may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC's Internet site at http://www.sec.gov.


ITEM 1A.  RISK FACTORS

     Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing us. Subject to our initial objective of acquiring an operating business or other assets in the technology, media or telecommunications industries, we have not yet selected an acquisition target with which to complete a business combination. As a result, we are unable to ascertain the merits or risks of the business or other assets that we may ultimately operate. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

              RISKS RELATED TO THE COMPANY AND OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND, ACCORDINGLY, YOU WILL NOT HAVE ANY BASIS ON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVE.

     We are a recently incorporated development stage company with no operating results to date. Because we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate a business combination in the technology, media or telecommunications industries. We have no present revenue and we will not generate any revenues until, at the earliest, after the consummation of a business combination.

WE MAY NOT BE ABLE TO CONSUMMATE A BUSINESS COMBINATION WITHIN THE REQUIRED TIME FRAME, IN WHICH CASE WE WILL BE REQUIRED TO DISSOLVE AND LIQUIDATE OUR ASSETS, AND IF WE ARE FORCED TO DISSOLVE AND LIQUIDATE BEFORE A BUSINESS COMBINATION AND DISTRIBUTE AMOUNTS REMAINING IN THE TRUST ACCOUNT, OUR PUBLIC STOCKHOLDERS MAY RECEIVE LESS THAN $8.00 PER SHARE AND OUR WARRANTS WILL EXPIRE WORTHLESS.

     We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters'deferred discount) at the time of acquisition by June 26, 2008 (i.e., 18 months after the completion of our initial public offering) or by December 26, 2008 (i.e., 24 months after the completion of our initial public offering) if a letter of intent, agreement in principle or definitive agreement has been executed by June 26, 2008). The fair market value of the acquisition target will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently calculate the fair market value of the acquisition target, we will obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the NASD with respect to the satisfaction of such criteria. The initial per unit amount of the proceeds from our initial public offering that were deposited in the trust account, which include the proceeds of the private placement of our warrants, was $7.88 per unit.

     If we are unable to complete a business combination within the prescribed time frame and are forced to dissolve and liquidate our assets, the per share liquidation distribution may be less than $8.00 because of the expenses paid in our initial public offering, our general and administrative expenses, the anticipated costs associated with seeking a business combination and any claims of our creditors. Furthermore, if we dissolve and liquidate before the completion of a business combination, there will be no distribution from the trust account with respect to our outstanding warrants which will expire worthless.

BECAUSE OF OUR LIMITED RESOURCES AND THE SIGNIFICANT COMPETITION FOR BUSINESS COMBINATION OPPORTUNITIES, WE MAY NOT BE ABLE TO CONSUMMATE AN ATTRACTIVE BUSINESS COMBINATION.

     Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty. We expect to encounter intense competition for potential acquisition targets from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic. Many of these competitors are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additional investment funds and blank check companies with similar investment objectives as ours may be formed in the future by other unrelated parties and these funds and companies may have substantially more capital and may be able to have access to and utilize additional financing on more attractive terms. While we believe that there are numerous potential acquisition targets with which we could combine using the net proceeds of our initial public offering, together with additional financing, if available, our ability to compete in combining with certain sizeable acquisition targets will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a business combination with certain acquisition targets. In addition:

- the requirement that we obtain stockholder approval of a business combination may delay or prevent the consummation of a transaction within the 18-month or 24-month time periods;

- the requirement that we prepare a proxy statement and notice of special meeting of stockholders in accordance with the requirements of Delaware law and the federal securities laws, which proxy statement will be required to be submitted to and reviewed by the Securities and Exchange Commission, in connection with such business combination may delay or prevent the completion of a transaction;

- our outstanding warrants, the purchase option we granted to CRT Capital Group LLC and the warrants we issued in the private placement, and the dilution they potentially represent, may not be viewed favorably by certain acquisition targets;

- the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination; and

- the requirement to acquire assets or an operating business that have a fair market value at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of our initial business combination (i) could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial business combination, and (ii) together with our ability to proceed with a business combination if public stockholders owning up to 40% of the shares sold in our initial public offering vote against our business combination and exercise their conversion rights, may require us to raise additional funds through the private sale of securities or incur indebtedness in order to enable us to effect such a business combination.

IF WE DO NOT CONSUMMATE A BUSINESS COMBINATION AND ARE FORCED TO DISSOLVE, PAYMENTS FROM THE TRUST ACCOUNT TO OUR PUBLIC STOCKHOLDERS MAY BE DELAYED.

     We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24-month deadlines would proceed in approximately the following manner:

- our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out the plan of dissolution and distribution as well as the board's recommendation of the plan;

- promptly after the passing of such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

- if the Securities and Exchange Commission does not review the preliminary proxy statement, then, within 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and within 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

- if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive such comments within approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.


   In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination automatically will be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account (other than one-half of the interest earned on the trust account, net of taxes payable, up to an aggregate amount of $2,000,000, which will be released to us upon our demand, as follows: (i) an aggregate amount of up to $1,250,000, within 12 months after the completion of our initial public offering, and (ii) an aggregate amount of up to $750,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the completion of our initial public offering) may not be distributed except following our dissolution and, unless and until approval is obtained from our stockholders, the funds held in our trust account will not be released.

     These procedures, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.
UPON DISTRIBUTION OF THE TRUST ACCOUNT FOLLOWING OUR DISSOLUTION AND LIQUIDATION, OUR STOCKHOLDERS MAY BE HELD LIABLE FOR CLAIMS OF THIRD PARTIES AGAINST US TO THE EXTENT OF DISTRIBUTIONS RECEIVED BY THEM.

     Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain statutory procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that the corporation makes reasonable provision for all claims against it, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred from claims brought after the third anniversary of the dissolution. The procedures in
Section 280 include a 60-day notice period during which any third-party claims may be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. If we do not follow the procedures in Section 280 of the Delaware General Corporation Law, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our holders of common stock may extend beyond the third anniversary of such dissolution. We do not intend to comply with Section 280 of the Delaware General Corporation Law.

IF THE NET PROCEEDS FROM OUR INITIAL PUBLIC OFFERING NOT PLACED IN THE TRUST ACCOUNT AND OUR SHARE OF THE INTEREST EARNED ON THE TRUST ACCOUNT ARE INSUFFICIENT TO ALLOW US TO OPERATE FOR AT LEAST THE NEXT 24 MONTHS, WE MAY NOT BE ABLE TO COMPLETE A BUSINESS COMBINATION.

     We currently believe that the funds available to us from the net proceeds of our initial public offering not placed in the trust account (together with up to an aggregate amount of $2,000,000 from one-half of the interest earned on the trust account, net of taxes payable, which will be released to us upon our demand, as follows: (i) an aggregate amount of up to $1,250,000, within 12 months after the completion of our initial public offering, and (ii) an aggregate amount of up to $750,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the completion of our initial public offering) will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for an acquisition target. We could also use a portion of these funds as a down payment or to fund a "no-shop" provision (a provision in letters of intent designed to keep acquisition targets from "shopping" around for transactions with others on terms more favorable to such acquisition targets) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from an acquisition target and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential acquisition targets. Moreover, we may be required to expend a significant portion of the available proceeds in pursuit of a business combination which is not ultimately consummated. If we do not have sufficient proceeds available to cover our expenses, we may be required to obtain additional financing from our executive officers, our directors, our founders or third parties. We may not be able to obtain additional financing and none of our executive officers, directors or founders are obligated to provide any additional financing. If we do not have sufficient proceeds and are unable to obtain additional financing, we may be required to dissolve and liquidate prior to consummating a business combination.

A SIGNIFICANT PORTION OF OUR WORKING CAPITAL COULD BE EXPENDED IN PURSUING BUSINESS COMBINATIONS THAT ARE NOT CONSUMMATED.

     It is anticipated that the investigation of each specific acquisition target and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, will not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition target, we may fail to consummate the transaction for any number of reasons including those beyond our control, such as if our public stockholders holding 40% or more of our common stock vote against the transaction and exercise their conversion rights even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect our subsequent attempts to locate and combine with another business.

YOU WILL NOT BE ENTITLED TO PROTECTIONS NORMALLY AFFORDED TO INVESTORS OF BLANK CHECK COMPANIES.

     Because the net proceeds of our initial public offering are intended to be used to complete a business combination with an unidentified acquisition target, we may be deemed to be a "blank check" company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC promptly following completion of our initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to these rules, including Rule 419, our units were immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN THE TRUST ACCOUNT COULD BE REDUCED AND THE PER SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS MAY BE LESS THAN THE $7.88 PER SHARE HELD IN TRUST.

     Placing of funds in the trust account may not protect those funds from third party claims against us. Upon our dissolution, we will be required, pursuant to Delaware General Corporate Law Section 281, to pay or make reasonable provision to pay all of our claims and obligations, including contingent or conditional claims, which we intend to pay, to the extent sufficient to do so, from our funds not held in the trust account. Although we will seek to have all vendors, prospective acquisition targets or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that such waivers will be enforceable or they would otherwise be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

     Examples of possible instances in which we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party's engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. In addition, creditors may seek to interfere with the distribution process under state or federal creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are required to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in the trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. We cannot assure you that the per share distribution will not be less than $7.88, plus the remaining one-half net interest accrued, due to such claims, or that there will not be delays in distributing funds in addition to those imposed by our duties to comply with Delaware General Corporation Law procedures and federal securities laws and regulations. Our founders have agreed, subject to certain exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. Based on representations made to us by our founders, we currently believe that they are capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. We cannot assure you that our founders will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by such claims. Further, our founders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters of our initial public offering.

UNDER DELAWARE LAW, THE REQUIREMENTS AND RESTRICTIONS RELATING TO OUR INITIAL PUBLIC OFFERING CONTAINED IN OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION MAY BE AMENDED, WHICH COULD REDUCE OR ELIMINATE THE PROTECTION AFFORDED TO OUR STOCKHOLDERS BY SUCH REQUIREMENTS AND RESTRICTIONS.

     Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides among other things, that:

- upon completion of our initial public offering, $98,500,000 of the proceeds from the offering, including the underwriters' deferred discount and the proceeds of the private placement, were to be deposited into the trust account, which proceeds may not be disbursed from the trust account until the earlier of (1) our initial business combination or (2) our liquidation, or as otherwise permitted in our amended and restated certificate of incorporation;

- prior to consummating our initial business combination, we must submit such business combination to our stockholders for approval;

- we may consummate our initial business combination if approved by a majority of the shares of our common stock voted by our public stockholders and public stockholders owning not more than 40% of the shares sold in our initial public offering both vote against our initial business combination and exercise their conversion rights;

- if our initial business combination is approved and consummated, public stockholders who voted against our initial business combination and who exercised their own conversion rights will receive their pro rata share of the trust account (other than up to an aggregate amount of $2,000,000 from one-half of the interest earned on the trust account, net of taxes payable, which will be released to us upon our demand, as follows: (i) an aggregate amount of up to $1,250,000, within 12 months after the completion of our initial public offering, and (ii) an aggregate amount of up to $750,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the completion of our initial public offering);

- if a business combination is not consummated or a letter of intent, an agreement in principle, or a definitive agreement is not signed within the time periods specified in this prospectus, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account; and

- we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination other than a business combination that meets the conditions specified in this prospectus, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of such business combination.

     Our amended and restated certificate of incorporation requires that we obtain the unanimous consent of stockholders to amend the above provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders' implicit rights to amend our amended and restated certificate of incorporation. In that case, some or all of the above provisions could be amended without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders and we will not take any action to waive or amend any of these provisions, such that such waiver or amendment would take effect prior to the consummation of our initial business combination.

Because we have not yet selected any acquisition target with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business's operations.

     Because we have not yet selected a prospective acquisition target with which to complete a business combination, investors currently have no basis to evaluate the possible merits or risks of the acquisition target. Although our management will evaluate the risks inherent in a particular acquisition target, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target. Except for the limitation that an acquisition target have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition target in the technology, media or telecommunications industries.

THERE MAY BE TAX CONSEQUENCES ASSOCIATED WITH OUR ACQUISITION, HOLDING AND DISPOSITION OF TARGET COMPANIES AND ASSETS.

     We may incur significant taxes in connection with effecting acquisitions, holding, receiving payments from, and operating target companies and assets, and disposing of target companies and assets.

WE MAY ISSUE SHARES OF OUR CAPITAL STOCK TO COMPLETE A BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

     Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000 shares of preferred stock, par value $0.0001 per share. There are 68,125,003 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to CRT Capital Group LLC) and the 5,000 shares of preferred stock available for issuance. Although we have no commitment to do so, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

-  may significantly reduce the equity interest of investors;

- may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

- will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

-  may adversely affect prevailing market prices for our common stock.


WE MAY ISSUE DEBT SECURITIES, WHICH COULD LIMIT OUR ABILITY TO OPERATE OUR BUSINESS AND RETURN VALUE TO OUR STOCKHOLDERS.

     If we issue debt securities, it could result in:

- default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

- acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

- our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

- our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

-  our inability to pay dividends on our common stock;

- using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

- limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

- increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

- limitations on our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and

- other disadvantages compared to our competitors, such as venture capital funds, who have less debt.

OUR ABILITY TO SUCCESSFULLY CONSUMMATE A BUSINESS COMBINATION AND TO BE SUCCESSFUL THEREAFTER WILL BE DEPENDENT UPON THE EFFORTS OF OUR MANAGEMENT.

     Our ability to successfully consummate a business combination will be dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. None of our key personnel have entered into either employment or consulting agreements with us. Therefore, our key personnel will only remain with the combined company upon the consummation of a business combination if they choose to do so and are able to negotiate and agree to mutually acceptable employment or consultancy terms, which terms would be determined at such time by the respective parties and disclosed to stockholders at the time we seek approval for the initial business combination. Furthermore, we will not be able to grant shares of common stock or options to our key personnel prior to the earlier of the consummation of our initial business combination or the total release of funds in the trust account, which may affect our hiring and retention efforts. Additionally, we may also employ other personnel following a business combination, including the management associated with the acquisition candidate. While we intend to closely scrutinize any such individuals, we cannot assure you that our assessment of them will prove to be correct.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE.

     Our operations prior to our initial business combination are dependent upon our executive officers. Our current executive officers intend to stay with us until the consummation of a business combination or our dissolution and liquidation. Our executive officers will only remain with the combined company after the consummation of a business combination if they choose to do so and they are able to negotiate mutually agreeable employment terms as a part of any such combination, which terms would be disclosed to our stockholders in any proxy statement relating to such transaction. If our executive officers choose to remain with us after our initial business combination, they will negotiate the terms of our initial business combination as well as the terms of their employment arrangements and may have a conflict of interest in negotiating the terms of our initial business combination while, at the same time, negotiating terms of their employment arrangements. The unexpected loss of the services of one or more of our executive officers could have a detrimental effect on us after a business combination.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL ALLOCATE SOME PORTION OF THEIR TIME TO OTHER BUSINESSES, THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

     Our executive officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. None of our officers or directors are obligated to devote any specific number of hours to our affairs. If an officer or director is required to devote more substantial amounts of time to his or her other businesses and affairs, it could limit his or her ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

OUR EXECUTIVE OFFICERS AND DIRECTORS CURRENTLY ARE, AND MAY IN THE FUTURE BECOME AFFILIATED WITH ADDITIONAL ENTITIES THAT ARE, ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY US AND, ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING TO WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED.

     Some of our executive officers and directors are affiliated with entities in the technology, media and telecommunications industries.

     None of our officers or directors are currently a principal of, or affiliated or associated with, a blank check company. However, all of our officers and directors currently are, and may in the future become, affiliated with additional entities, including other "blank check" companies. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, our executive officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that any of these conflicts will be resolved in our favor.

IF WE SEEK TO EFFECT A BUSINESS COMBINATION WITH AN ENTITY THAT IS DIRECTLY OR INDIRECTLY AFFILIATED WITH ONE OR MORE OF OUR EXECUTIVE OFFICERS AND DIRECTORS, CONFLICTS OF INTEREST COULD ARISE.

     Our executive officers and directors either currently have or may in the future have affiliations with companies in the technology, media and telecommunications industries. If we were to seek a business combination with an acquisition target with which one or more of our executive officers or directors may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing our initial business combination. Conflicts that may arise may not be resolved in our favor. In the event we pursue a business combination with an entity with which one or more of our executive officers and directors is affiliated, we would obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders, from a financial point of view, of the business combination. Our executive officers and directors are not currently aware of any specific opportunities to consummate a business combination with any entities with which they are affiliated, whether by virtue of the sale of assets, spin-off, divestiture or otherwise, and there have been no preliminary discussions or indications of interest with any such entity or entities. Although we will not be specifically focusing on or targeting any transaction with any entities affiliated with any of our executive officers and directors, and we are unaware of any such actual or potential transaction as of the date of this prospectus, we would consider such a transaction after the offering if any such opportunity were presented to us. It is possible that we could consider an opportunity with entities affiliated with any of our officers and directors without first seeking to consummate a business combination with an entity that is not affiliated with any of our executive officers and directors.

ANY ATTEMPT TO CONSUMMATE MORE THAN ONE TRANSACTION AS OUR INITIAL BUSINESS COMBINATION WILL MAKE IT MORE DIFFICULT TO CONSUMMATE OUR INITIAL BUSINESS COMBINATION.

     In the event that we are unable to identify a single operating company with which to engage in a business combination, we may seek to combine contemporaneously with multiple operating companies whose collective fair market value is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of those combinations. Business combinations involve a number of special risks, including diversion of management's attention, legal, financial, accounting and due diligence expenses, and general risks that transactions will not be consummated. To the extent we try to consummate more than one transaction at the same time, all of these risks will be exacerbated, especially in light of the small number of our executive officers and directors and our limited financial and other resources. Completing our initial business combination through more than one transaction likely will result in increased costs as we would be required to conduct a due diligence investigation of more than one business and negotiate the terms of our initial business combination with multiple entities. In addition, due to the difficulties involved in consummating multiple business combinations concurrently, our attempt to complete our initial business combination in this manner would increase the chance that we would be unable to successfully complete our initial business combination in a timely manner. Further, if our initial business combination entails simultaneous transactions with different entities, each entity will need to agree that its transaction is contingent upon the simultaneous closing of the other transactions, which may make it more difficult for us, or delay our ability, to complete the initial business combination. As a result, if we attempt to consummate our initial business combination in the form of multiple transactions, there is an increased risk that we will not be in a position to consummate some or all of those transactions, which could result in our failure to satisfy the requirements for an initial business combination and force us to liquidate.

WE MAY COMBINE WITH AN ACQUISITION TARGET WITH A HISTORY OF POOR OPERATING PERFORMANCE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO IMPROVE THE OPERATING PERFORMANCE OF THAT ACQUISITION TARGET.

     Due to the competition for business combination opportunities, we may combine with an acquisition target with a history of poor operating performance if we believe that acquisition target has attractive attributes that can take advantage of trends in the technology, media and telecommunications industries. However, combining with an acquisition target with a history of poor operating performance can be extremely risky and we may not be able to improve its operating performance. If we cannot improve the operating performance of such acquisition target following our business combination, then our business, financial condition and results of operations will be adversely affected. Factors that could result in our not being able to improve operating performance include, among other things:

-  inability to predict changes in technological innovation;

-  competition from superior or lower priced services and products;

-  lack of financial resources;

-  inability to attract and retain key executives and employees;

- claims for infringement of third-party intellectual property rights and/or the availability of third-party licenses; and

-  changes in, or costs imposed by, government regulation.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF AN ACQUISITION TARGET, WHICH COULD COMPEL US TO RESTRUCTURE OR ABANDON A PARTICULAR BUSINESS COMBINATION.

     In connection with the capital requirements that will be required for any particular business combination, if the net proceeds of our initial public offering prove to be insufficient, because of the size of our initial business combination or because we become obligated to convert into cash a significant number of shares from converting stockholders, we may be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we may be compelled to restructure or abandon that particular business combination and seek alternative acquisition targets. In addition, if we complete a business combination, we may require additional financing to fund the operations or growth of acquisition target. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our combined business or businesses. None of our executive officers, directors or stockholders is required to provide any financing to us in connection with or after the consummation of a business combination.

THE 3,124,997 SHARES OF COMMON STOCK OWNED BY OUR FOUNDERS WILL NOT PARTICIPATE IN LIQUIDATION DISTRIBUTIONS, AND A CONFLICT OF INTEREST MAY ARISE IN DETERMINING WHETHER A PARTICULAR ACQUISITION TARGET IS APPROPRIATE FOR A BUSINESS COMBINATION.

     Our founders own, in the aggregate, 3,124,997 shares (after forfeiture of 468,750 shares that was acknowledged on January 25, 2007) of our common stock and the 3,000,000 warrants purchased in the private placement, but have waived their right to receive distributions (other than with respect to any shares acquired in our initial public offering or in the secondary market) following our dissolution and liquidation prior to a business combination. These shares will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting an acquisition business and completing a business combination in a timely manner. Consequently, our officers' and directors' discretion in identifying and selecting a suitable acquisition target may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders' best interest.

IF OUR COMMON STOCK BECOMES SUBJECT TO THE SEC'S PENNY STOCK RULES, BROKER-DEALERS MAY EXPERIENCE DIFFICULTY IN COMPLETING CUSTOMER TRANSACTIONS AND TRADING ACTIVITY IN OUR SECURITIES MAY BE ADVERSELY AFFECTED.

     If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

-  make a special written suitability determination for the purchaser;

-  receive the purchaser's written agreement to the transaction prior to sale;

- provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

- obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

     If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

INITIALLY, WE MAY ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION, WHICH MAY CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS AND A LIMITED NUMBER OF PRODUCTS OR SERVICES.

     Of the net proceeds from our initial public offering, the private placement and the underwriters' deferred discount, $98,500,000 is held in the trust account and may be used by us to complete a business combination. Our business combination must be with a business having a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of such acquisition. We have no limitation on our ability to raise additional funds through the private sale of securities or the incurrence of indebtedness that would enable us to effect a business combination with an operating business having a fair market value in excess of 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of such an acquisition. However, we have not entered into any such fundraising arrangement and have no current intention of doing so. Consequently, initially it is probable that we will have the ability to complete only a single business combination. We may not be able to acquire more than one acquisition target because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company. Therefore, it is probable that we will have the ability to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

- result in our dependency upon the performance of a single or small number of operating businesses;

- result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

- subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

     In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial acquisition target(s) we acquire.

THE ABILITY OF OUR STOCKHOLDERS TO EXERCISE THEIR CONVERSION RIGHTS MAY NOT ALLOW US TO CONSUMMATE THE MOST DESIRABLE BUSINESS COMBINATION OR OPTIMIZE OUR CAPITAL STRUCTURE.

     When we seek stockholder approval of our initial business combination, we will offer each public stockholder (other than our founders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against our initial business combination and our initial business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having to incur an amount of leverage that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

OUR FOUNDERS, INCLUDING ALL OF OUR OFFICERS AND DIRECTORS, CONTROL A SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING A STOCKHOLDER VOTE.

     Our founders, including all of our officers and directors, own 20% of our issued and outstanding shares of common stock (not including any units or shares of common stock purchased by our founders in either our initial public offering or in the secondary market). Our board of directors will be divided into three classes, each of which generally will serve for a term of three years, with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of our initial business combination. If there is an annual meeting, as a consequence of this "staggered" board of directors, only a minority of the board of directors would be considered for election. As a result, our officers and directors may exert considerable influence on actions requiring a stockholder vote, including the election of officers and directors, amendments to our amended and restated certificate of incorporation, the approval of benefit plans, mergers, and similar transactions (other than approval of our initial business combination). Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective business combinations, to submit to a stockholder vote. As a result, they will exert substantial control over actions requiring a stockholder vote both before and following a business combination.

     In connection with the stockholder vote required for our initial business combination, all of our founders, including all of our officers and directors, have agreed to vote all of the shares of common stock owned by them immediately prior to our initial public offering (but not shares acquired in our initial public offering or in the secondary market) in accordance with the majority of the shares of common stock voted by the public stockholders.

THE EXERCISE BY OUR FOUNDERS OF THEIR REGISTRATION RIGHTS, AND/OR BY CRT CAPITAL GROUP LLC OF ITS PURCHASE OPTION AND REGISTRATION RIGHTS, MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK AND THE EXISTENCE OF THE REGISTRATION RIGHTS AND CRT CAPITAL GROUP LLC'S PURCHASE OPTION MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

     Our founders are entitled to make a demand that we file a registration statement to register their shares of common stock and the shares of common stock underlying the warrants sold in the private placement at any time commencing 90 days prior to the expiration of the transfer restrictions on such securities. If our founders exercise their registration rights with respect to all of their shares of common stock, including those underlying the warrants issued in the private placement, then there will be an additional 6,124,997 shares of common stock eligible for trading in the public market. In addition, we sold to CRT Capital Group LLC an option to purchase up to a total of 375,000 units identical to those units offered in our initial public offering, and have further agreed to grant to CRT Capital Group LLC certain "piggy-back" registration rights with respect to the units issuable upon exercise of its purchase option. If this purchase option is exercised, and all of the underlying warrants are also exercised, and CRT Capital Group LLC exercises its registration rights, there will be an additional 750,000 shares of our common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights and the purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the acquisition target, as the stockholders of the acquisition target may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of the registration rights and the purchase option may have on the trading market for our common stock.

A MARKET FOR OUR SECURITIES MAY NOT DEVELOP, WHICH WOULD ADVERSELY AFFECT THE LIQUIDITY AND PRICE OF OUR SECURITIES.

     The price of our securities may vary significantly due to our reports of operating losses, one or more potential business combinations, the filing of periodic reports with the SEC, and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE BURDENSOME COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH MAY MAKE IT DIFFICULT FOR US TO CONSUMMATE A BUSINESS COMBINATION, OR WE MAY BE REQUIRED TO INCUR ADDITIONAL EXPENSES IF WE ARE UNABLE TO DISSOLVE AFTER THE EXPIRATION OF THE ALLOTTED TIME PERIODS.

     If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, we may be subject to certain restrictions that may make it more difficult for us to consummate a business combination, including:

-  restrictions on the nature of our investments; and

-  restrictions on the issuance of securities.

     In addition, we may have imposed upon us certain burdensome requirements, including:

-  registration as an investment company;

-  adoption of a specific form of corporate structure; and

- reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

     To this end, the proceeds held in the trust account may be invested by the trust agent only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. By restricting the investment of the proceeds to these instruments, we intend to comply with certain exemptions under the Investment Company Act of 1940, as amended.

     In addition, if we do not complete a business combination by June 26, 2008 (i.e., 18 months after the completion of our initial public offering) or by December 26, 2008 (i.e., 24 months after the completion of our initial public offering) if a letter of intent, agreement in principle or definitive agreement has been executed by June 26, 2008 and our initial business combination has not yet been consummated), our amended and restated certificate of incorporation (1) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and (2) requires that, no later than 15 days after the expiration of the allotted time periods, our board of directors adopt a resolution finding our dissolution advisable and that it provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. If our stockholders do not approve our dissolution in a timely manner or at all, we will not be able to liquidate and distribute the trust account to holders of our common stock sold in our initial public offering for an extended period of time or indefinitely, and, consequently, we may be deemed to be an investment company.

     If we are deemed to be an investment company at any time, we will be required to comply with additional regulatory requirements under the Investment Company Act of 1940, as amended, which would require additional expenses for which we have not budgeted.

WE MAY OR MAY NOT OBTAIN AN OPINION FROM AN UNAFFILIATED THIRD PARTY AS TO THE FAIR MARKET VALUE OF THE ACQUISITION TARGET OR THAT THE PRICE WE ARE PAYING FOR THE BUSINESS IS FAIR TO OUR STOCKHOLDERS.

     We are not required to obtain an opinion from an unaffiliated third party that either the acquisition target we select has a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) or that the price we are paying is fair to stockholders. If no opinion is obtained, our stockholders will be relying on the judgment or our board of directors. However, we will not enter into an initial business combination with any of our founders, officers or directors, or any of their affiliates, without first obtaining an opinion from an independent investment banking firm regarding the fairness to our stockholders, from a financial point of view, of the business combination.

THE AMERICAN STOCK EXCHANGE MAY REQUIRE US TO FILE AN ADDITIONAL LISTING APPLICATION ON THE CONSUMMATION OF A BUSINESS COMBINATION, AND/OR THE AMERICAN STOCK EXCHANGE MAY DELIST OUR SECURITIES FROM TRADING ON ITS EXCHANGE, WHICH COULD LIMIT INVESTORS' ABILITY TO EFFECT TRANSACTIONS IN OUR SECURITIES AND SUBJECT US TO ADDITIONAL TRADING RESTRICTIONS.

     Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with a business combination, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

     If the American Stock Exchange delists our securities from trading on its exchange in the future, we could face significant material adverse consequences, including:

-  a limited availability of market quotations for our securities;

- a determination that our common stock is a "penny stock," which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

-  a more limited amount of news and analyst coverage for us;

- a decreased ability to issue additional securities or obtain additional financing in the future; and

- a decreased ability of our security holders to sell their securities in certain states.

AN EFFECTIVE REGISTRATION STATEMENT MAY NOT BE IN PLACE WHEN AN INVESTOR DESIRES TO EXERCISE WARRANTS, THUS PRECLUDING SUCH INVESTOR FROM BEING ABLE TO EXERCISE HIS WARRANTS AND CAUSING SUCH WARRANTS TO BE WORTHLESS.

     No warrant held by public stockholders or issuable upon exercise of the purchase option granted to CRT Capital Group LLC will be exercisable and we will not be obligated to issue shares of common stock with respect to any such warrant unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrant. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants held by public stockholders or issuable upon exercise of the purchase option granted to CRT Capital Group LLC may have no value, the market for such warrants may be limited and such warrants may expire worthless. Even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current, the warrants issued to our initial stockholders may be exercisable for unregistered shares of common stock.

WE MAY CHOOSE TO REDEEM OUR OUTSTANDING WARRANTS AT A TIME THAT IS DISADVANTAGEOUS TO OUR WARRANT HOLDERS.

     We may redeem the warrants issued as a part of our units (including warrants issued and outstanding as a result of the exercise of the purchase option that we have agreed to sell to CRT Capital Group LLC and the warrants to be sold in the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days' prior written notice of redemption, if, and only if, the last sales price of our common stock on the American Stock Exchange, or other principal market on which our common stock may be traded, equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption, and a registration statement under the Securities Act relating to shares of common stock issuable upon exercise of the warrants is effective and expected to remain effective to and including the redemption date and a prospectus relating to the shares of common stock issuable upon exercise of the warrants is available for use to and including the redemption date. Redemption of the warrants could force the warrant holders (1) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (2) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (3) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

     Because our executive officers and directors own warrants that may be exercised on a "cashless" basis, a conflict of interest may arise in the event we elect to redeem the warrants at a time when it may be disadvantageous for other warrant holders to exercise their warrants. So long as the conditions permitting management to elect to redeem the warrants are met, if management believes that a number of holders will not exercise their outstanding warrants upon redemption, management may elect to redeem the warrants in order to permit such executive officers and directors to own a greater percentage of our voting common stock, on a fully-diluted basis, because the warrants owned by our executive officers and directors are not required to be exercised for cash.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER OF US, WHICH COULD LIMIT THE PRICE INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR OUR COMMON STOCK AND COULD ENTRENCH MANAGEMENT.

     Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our "staggered board" would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

     We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

       RISKS RELATED TO DOING BUSINESS OUTSIDE THE UNITED STATES

SINCE WE MAY ACQUIRE AN ACQUISITION TARGET THAT IS LOCATED OUTSIDE THE UNITED STATES, WE MAY ENCOUNTER RISKS SPECIFIC TO ONE OR MORE COUNTRIES IN WHICH WE ULTIMATELY OPERATE.

     We may acquire a business or businesses with some relationship to countries outside of the United States. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:

-  tariffs and trade barriers;

-  regulations related to customs and import/export matters;

- tax issues, such as tax law changes and variations in tax laws as compared to the United States;

-  cultural and language differences;

-  foreign exchange controls;

-  the possibility of our assets being nationalized;

-  crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

-  deterioration of political relations with the United States.

FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

     An acquisition target with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

BECAUSE WE MUST FURNISH OUR STOCKHOLDERS WITH ACQUISITION TARGET FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH AND RECONCILED TO U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, WE WILL NOT BE ABLE TO COMPLETE A BUSINESS COMBINATION WITH SOME PROSPECTIVE ACQUISITION TARGETS UNLESS THEIR FINANCIAL STATEMENTS ARE FIRST RECONCILED TO U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

     The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with an acquisition target that has a fair market value equal to at least 80% of our net assets at the time of such business acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities), we will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more acquisition targets. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target, including one located outside of the United States, does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may combine.

RISKS ASSOCIATED WITH THE TECHNOLOGY, MEDIA AND TELECOMMUNICATIONS INDUSTRIES

OUR INVESTMENTS IN TECHNOLOGY, MEDIA AND TELECOMMUNICATIONS COMPANIES MAY BE EXTREMELY RISKY DUE, IN PART, TO MARKET CONDITIONS, AND WE COULD LOSE ALL OR PART OF OUR INVESTMENTS.

     An investment in technology, media and telecommunications companies may be extremely risky relative to an investment in companies operating in other industries.

     Technology, media and telecommunications companies typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns. In addition, technology, media and telecommunications companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

     In recent years, a number of Internet companies have filed for bankruptcy or liquidated, and many large companies whose purchases affect the demand for products and services in the technology, media and telecommunications industries have experienced financial difficulties, which may result in decreased demand for such products and services in the future. Our investments in the technology, media and telecommunications industries may be extremely risky and we could lose all or part of our investments.

THE INFORMATION AVAILABLE REGARDING TECHNOLOGY, MEDIA AND TELECOMMUNICATIONS COMPANIES IS LIMITED WHICH COULD RESULT IN POOR INVESTMENT DECISIONS ON OUR PART AND WE COULD LOSE ALL OR PART OF OUR INVESTMENTS.

     Many technology, media and telecommunications companies are privately owned and there is generally little publicly available information about these businesses; therefore, we may not learn all of the material information we need to know regarding these businesses. As a result, we may make investment decisions based on incomplete information or we may be unaware of material problems in a business in which we invest, which make our investments extremely risky.

IF WE MAKE AN INVESTMENT IN A TECHNOLOGY, MEDIA AND TELECOMMUNICATIONS COMPANY THAT IS DEPENDENT ON CURRENT MANAGEMENT, THE LOSS OF SUCH MANAGEMENT MAY MATERIALLY AFFECT RESULTS OF OPERATIONS.

     Technology, media and telecommunications companies are often dependent on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the operations of any technology, media and telecommunications companies we may acquire.

THE TECHNOLOGY, MEDIA AND TELECOMMUNICATIONS INDUSTRIES ARE HIGHLY CYCLICAL, WHICH MAY MATERIALLY AFFECT OUR FUTURE PERFORMANCE AND ABILITY TO SELL OUR PRODUCTS OR SERVICES AND, IN TURN, HURT OUR PROFITABILITY.

     Customers of technology, media and telecommunications products and services tend to defer purchases during periods of economic weakness, opting instead to continue to use what they already own. Conversely, during periods of economic strength, technology, media and telecommunications sales frequently exceed expectations. As a consequence, revenues and earnings for technology, media and telecommunications companies may fluctuate more than those of less economically sensitive companies. Due to the cyclical nature of the technology, media and telecommunications industries, inventories may not always be properly balanced, resulting in lost sales when there are shortages or write-offs when there are excess inventories. This may materially adversely affect the business, financial condition, and results of operations of any acquisition targets that we may acquire. Moreover, many of the customers of technology, media and telecommunications products and services also may be subject to similar cycles and less able to pay for such products and services during periods of economic weakness.

IF WE ARE UNABLE TO KEEP PACE WITH THE CHANGES IN THE TECHNOLOGY, MEDIA AND TELECOMMUNICATIONS INDUSTRIES, THE PRODUCTS OF ANY ACQUISITION TARGET THAT WE ACQUIRE COULD BECOME OBSOLETE AND IT COULD MATERIALLY HURT OUR RESULTS OF OPERATIONS.

     The technology, media and telecommunications industries are generally characterized by intense, rapid changes, often resulting in product obsolescence or short product life cycles. Our ability to compete after the consummation of a business combination will be dependent upon our ability to keep pace with changes in the industry. If we are ultimately unable to adapt our operations as needed, our business, financial condition and results of operations following a business combination will be materially adversely affected.

WE MAY BE UNABLE TO PROTECT OR ENFORCE THE INTELLECTUAL PROPERTY RIGHTS OF ANY ACQUISITION TARGETS THAT WE ACQUIRE.

     After consummating a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, trade dress, and trade secrets will likely be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technologies and rights that we may acquire. Despite our efforts to protect those proprietary technologies and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Our competitors may claim that we are infringing on their intellectual property rights and seek damages, the payment of royalties, licensing fees and/or an injunction against the sale of our products or services. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our competitive position and business. Depending on the acquisition target(s) that we acquire, it is likely that we will have to protect copyrights, trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the acquisition target(s) that we will acquire, we expect that the acquisition target(s) will have entered into license agreements in the past and will continue to enter into such agreements in the future. These licensees may take actions that materially diminish the value of such acquisition target or targets' proprietary rights or cause material harm to such acquisition target or targets' reputation.

THE TECHNOLOGY, MEDIA AND TELECOMMUNICATIONS INDUSTRIES ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WHICH COULD MATERIALLY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY UPON CONSUMMATION OF A BUSINESS COMBINATION.

     The technology, media and telecommunications industries are rapidly evolving and intensely competitive. We expect competition to intensify in the future. Many of the competitors we will face upon consummation of a business combination will have significantly greater financial, technical, manufacturing, marketing and other resources than we do. Competing with these companies after a business combination will require investment by us in engineering, research and development and marketing. We may not have the resources to make these investments and may not be successful in making these investments. In addition, the management of our competitors may have greater operating resources and experience in their respective industries. Some of these competitors may also offer a wider range of services than we can and may have greater name recognition and a larger client base. For example, cable network operators and communications operators are increasingly offering similar products in an effort to become an all-in-one provider of voice, high speed internet access and video services to customers. These competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively following a business combination, our business, financial condition, results of operations and prospects could be materially adversely affected.

WE MAY BE SUBJECT TO SIGNIFICANT REGULATORY REQUIREMENTS IN CONNECTION WITH OUR EFFORTS TO CONSUMMATE A BUSINESS COMBINATION WITH A COMPANY IN THE MEDIA AND TELECOMMUNICATIONS INDUSTRIES, WHICH MAY RESULT IN OUR FAILURE TO CONSUMMATE OUR INITIAL BUSINESS COMBINATION WITHIN THE REQUIRED TIME FRAME AND MAY FORCE US TO LIQUIDATE.

     Acquisitions of media and telecommunications companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of media and telecommunications companies without complying with applicable laws and regulations and obtaining required governmental or client consents. We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control. Satisfying any requirements of regulatory agencies may delay the date of our consummation of our initial business combination beyond the required time frame (i.e., June 26, 2008 or December 26, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 26, 2008 and the initial business combination relating thereto has not yet been consummated). If we fail to consummate our initial business combination within the required time frame we may be forced to dissolve and liquidate.

WE MAY NOT BE ABLE TO COMPLY WITH GOVERNMENT REGULATIONS THAT MAY BE ADOPTED WITH RESPECT TO THE MEDIA AND TELECOMMUNICATIONS INDUSTRIES.

     The media and telecommunications industries have historically been subject to substantial government regulation. The Federal Communications Commission, or FCC, is continuing implementation of the Communications Act of 1996, which, when fully implemented, may significantly impact the media and telecommunications industries and change federal, state and local laws and regulations regarding the provision of cable, internet and telephony services. After we complete a business combination, these regulations may materially affect the types of products or services we may offer, the rates we are permitted to charge and our method of operation. We cannot assure you that regulations currently in effect or adopted in the future will not have a material adverse affect on our ability to acquire a particular target or the operations of a business acquired by us.

GOVERNMENT REGULATION OF THE MEDIA AND TELECOMMUNICATIONS INDUSTRIES AND THE UNCERTAINTY OVER GOVERNMENT REGULATION OF THE INTERNET COULD HARM OUR OPERATING RESULTS AND FUTURE PROSPECTS.

     Certain segments of the media and telecommunications industries historically have been subject to substantial government regulation, both in the United States and overseas. If we consummate a business combination with an acquisition target in these industries, changes in regulatory requirements in the United States or other countries could affect the sales of our products, limit the growth of the markets we serve, or require costly alterations of current or future products. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers.

     On the other hand, few laws or regulations currently apply directly to access of or commerce on the Internet. New regulations governing the Internet and Internet commerce, if adopted, could have an adverse effect on our business, operating results, and financial condition following a business combination. New regulations governing the Internet and Internet commerce could include matters such as changes in encryption requirements, sales taxes on Internet product sales, and access charges for Internet service and/or content and/or commerce providers.


ITEM 1B. UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2.  PROPERTIES

     We do not own any real estate or other physical properties. We maintain our principal executive offices at 350 Park Avenue, 10th Floor, New York, NY 10022. The cost for this space is included in the monthly fee of $7,500 that S&B Investment Management Group, LLC charges us for general and administrative services, including office space, utilities and administrative support. We believe, based on fees for similar services in the New York, NY area, that the fee charged by S&B Investment Management Group, LLC is at least as favorable as we could obtain from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Prior to our initial public offering, we solicited written consents of our stockholders to certain amendments to our certificate of incorporation, as amended, including approving a 2 for 3 reverse stock split of our common stock. Our stockholders unanimously approved the amendments and the split pursuant to a written consent executed on December 13 and 14, 2006.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

          Our units, which consist of one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock, trade on the American Stock Exchange under the symbol "TAQ.U." Our warrants and common stock have traded separately on the American Stock Exchange under the symbols "TAQ.WS" and "TAQ," respectively, since January 5, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50 commencing on the later of our consummation of an initial business combination or December 19, 2007. Our warrants will expire at 5:00 p.m., New York City time, on December 19, 2010, or earlier upon redemption.

          The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the AMEX.
The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. On January 5, 2007, each Unit became eligible to be split such that the Common Stock and warrants that made up each Unit could be separately tradable.

                                                           Units(1)
                                                           --------
Quarter ended                                           High     Low
December 31, 2006                                       $8.02   $7.86

(1) Represents the high and low sales prices from the first day our units began trading on December 20, 2006 through December 31, 2006.

          The following table sets forth, for the dates indicated, the high and low sales prices per unit, warrant and share of common stock, respectively, as reported on the AMEX. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                       Units     Warrants(2)  Common Stock(2)
                                       --------------------------------------

Dates included                      High   Low    High   Low     High    Low
January 1, 2007 through
  February 28, 2007                 $9.00  $7.95  $1.15  $0.80   $7.80 $7.33


(2) Represents the high and low sales prices only on and following January 5, 2007, the date that our warrants and common stock first became separately tradable.

HOLDERS

          As of March 13, 2007, we had one (1) holder of record of our units, ten (10) holders of record of our common stock, and ten (10) holders of record of our warrants.

DIVIDENDS

          We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. If, after we consummate a business combination, we become a holding company with a risk-bearing operating company subsidiary, the ability of that subsidiary to pay dividends to our stockholders, either directly or through us, may be limited by statute or regulation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          We do not currently have an equity compensation plan and we do not intend to have an equity compensation plan prior to the completion of a business combination.

RECENT SALES OF UNREGISTERED SECURITIES

     On August 31, 2006, we issued 3,124,997 shares of our common stock to our founders for an aggregate purchase price of $25,000, after giving effect to: (1) a 2 for 3 reverse stock split effected on December 14, 2006, and (2) the forfeiture of 468,750 shares that was acknowledged on January 25, 2007, without the return of their invested capital, following the termination without exercise by the underwriters of our initial public offering of their over-allotment option. The issuance and sale of these shares were made without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as transactions not involving any public offering. We used no general solicitation or general advertising in connection with the issuance and sale of those shares, and the purchasers were affiliates of the company and agreed to appropriate restrictions on resale of the shares. We paid no underwriting discounts or commissions with respect to the issuance and sale of the shares.

          On December 26, 2006, we issued 3,000,000 warrants to our founders at a price of $1.00 per warrant for an aggregate purchase price of $3,000,000. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. These warrants can be exercised on a cashless basis and are subject to certain transfer restrictions, but otherwise are identical to the warrants that were issued in our initial public offering. The issuance and sale of these warrants were made without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction not involving any public offering. We used no general solicitation or general advertising in connection with the issuance and sale of those warrants, and the purchasers were affiliates of the company and agreed to appropriate restrictions on resale of the warrants and the underlying shares. We paid no underwriting discounts or commissions with respect to the issuance and sale of the warrants.

ITEM 6.SELECTED FINANCIAL DATA

      The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this report. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and sourcing a suitable business combination candidate.

                                                         Period from
                                                        July 19, 2006
                                                        (inception) to
Statement of Operations Data                           December 31, 2006

Interest income                                         $110,425
General and administrative expenses                     $ 76,725
Net income before provision for income taxes            $ 33,700
Provision for income taxes                              $  5,055
Net income                                              $ 28,645
Accretion of trust account relating
 to common stock subject to possible conversion         $ 18,767
Net income attributable to common stockholders          $  9,878
Weighted average common shares outstanding
   subject to possible conversion                        391,566
Basic and diluted net income per share
   subject to possible conversion                       $   0.05

Weighted average common shares outstanding             4,181,096
Basic and diluted net income per share                 $    0.00



BALANCE SHEET DATA                                    DECEMBER 31, 2006

Cash                                                    $   665,016
Investments held in Trust                               $98,610,424
Prepaid expenses                                        $     5,240
Total assets                                            $99,280,680
Total current liabilities, including
   $3,720,000 deferred underwriting fee                 $ 3,939,817
Common stock, subject to possible conversion,
   4,999,999 shares at conversion value                 $39,418,759
Total stockholders' equity                              $55,922,104
Total liabilities and stockholders' equity              $99,280,680


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

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

     On December 26, 2006, we consummated our initial public offering (the "Offering") of 12,500,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share (the "Common Stock"), and one warrant entitling the holder to purchase one share of Common Stock at a price of $5.50. The public offering price of each Unit was $8.00, and we generated gross proceeds of $100,000,000 in the Offering. Of the gross proceeds: (i) we deposited $98,500,000 into a trust account at Smith Barney, a division of Citigroup Global Markets Inc., maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $3,720,000 of contingent underwriting discount and $3,000,000 that we received from the sale of warrants to our founders in a private placement on December 26, 2006; (ii) the underwriters received $3,280,000 as underwriting discount (excluding the contingent underwriting discount); (iii) we retained $640,000 that will not be held in the trust account; and (iv) we used approximately $580,000 for offering expenses. On January 5, 2007, each Unit became eligible to be split such that the Common Stock and warrants that made up each Unit could be separately tradable.

RESULTS OF OPERATIONS

     Net income for the period from July 19, 2006 (inception) through December 31, 2006 of $28,645 consisted of interest income on the Trust Fund investment of $110,425, offset by professional fees of $15,375, Delaware franchise taxes of $48,725, federal tax provision of $5,055 and other operating expenses of $12,625, consisting of $5,120 insurance expense, $3,145 for a monthly administrative services agreement with an affiliate pro-rated, and $4,360 for trustee expenses.

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

     We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that we will need up to $2,640,000 of working capital and reserves which shall be allocated as follows: $1,500,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to S&B Investment Management Group, LLC ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $860,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described in Note 3 to our audited financial statements included elsewhere in this report. We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of December 31, 2006.

INVESTMENTS

         The Company's restricted investment held in trust at December 31, 2006 is invested in a money market fund. The Company recognized interest income of $110,425 from inception (July 19, 2006) to December 31, 2006, which is included in interest income on the accompanying statement of operations.

CONCENTRATION OF CREDIT RISK

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of an acquisition target. We have neither engaged in any operations nor generated any revenues other than interest income. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest.

          As of December 31, 2006, $98,610,424 of the net proceeds of our initial public offering (including interest) was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in a money market fund at Smith Barney, a division of Citigroup Global Markets, Inc., which invests primarily in high quality short term debt securities of financial institutions. Continental Stock Transfer & Trust Company also acts as trustee. As of December 31, 2006, the effective annualized interest rate payable on our investment was 5.3%.

          We have not engaged in any hedging activities since our inception on July 19, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Transforma Acquisition Group Inc.
New York, New York

          We have audited the accompanying balance sheet of Transforma Acquisition Group Inc. (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the period from inception (July 19, 2006) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transforma Acquisition Group Inc. as of December 31, 2006, and its results of operations and its cash flows for the period from inception (July 19, 2006) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
New York, New York
March 12, 2007

                       TRANSFORMA ACQUISITION GROUP INC.
                    (a corporation in the development stage)
                                BALANCE SHEET
                              DECEMBER 31, 2006



                                    ASSETS

CURRENT ASSETS:

     Cash                                                  $   665,016
     Investments held in Trust (Note 1)                     98,610,424
     Prepaid expenses                                            5,240
                                                            ----------
         TOTAL ASSETS                                      $99,280,680
                                                            ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Deferred underwriting fee (Note 5)                     $ 3,720,000
     Accrued registration costs                                 157,771
     Accrued expenses                                            56,991
     Income taxes payable                                         5,055
                                                              ---------
         Total current liabilities                            3,939,817
                                                              ---------
COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
  (4,999,999 shares at conversion value) (Note 1)            39,418,759
                                                             ----------
COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY (Notes 2, 6 and 7):

     Preferred stock, par value $.0001 per share,
       5,000 shares authorized, 0 shares issued                    --

     Common stock, par value $.0001 per share,
       100,000,000 shares authorized, 11,093,748 shares issued
       and outstanding (excluding 4,999,999 shares subject
       to possible conversion)                                    1,109
     Additional paid-in capital                              55,892,350
                                                             ----------
     Earnings accumulated in the development stage               28,645
                                                             ----------
          TOTAL STOCKHOLDERS' EQUITY                         55,922,104
                                                             ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $99,280,680
                                                             ==========

                    See Notes to Financial Statements

                       TRANSFORMA ACQUISITION GROUP INC.
                    (a corporation in the development stage)
                           STATEMENT OF OPERATIONS
              FROM INCEPTION (JULY 19, 2006) TO DECEMBER 31, 2006



INTEREST INCOME                                                    $110,425


General and administrative expenses (Notes 4 and 5)                  76,725
                                                                    -------
Income before provision for income taxes                             33,700
Provision for income taxes (Note 4)                                $  5,055
                                                                    -------
Net income for the period                                          $ 28,645
                                                                    -------
Accretion of Trust fund relating to common stock
   subject to possible conversion                                    (18,767)
Net income attributable to common stockholders                     $   9,878
                                                                    --------
Weighted average number of shares outstanding, basic and diluted   4,181,096
Net income per share, basic and diluted                            $    0.00
                                                                    ========
Weighted average number of shares outstanding subject to
  possible conversion, basic and diluted                              391,566
Net income per share subject to possible conversion,
  basic and diluted                                                 $    0.05
                                                                     ========


                         See Notes to Financial Statements

                      TRANSFORMA ACQUISITION GROUP INC.
                  (a corporation in the development stage)
                      STATEMENT OF STOCKHOLDERS' EQUITY
             FROM INCEPTION (JULY 19, 2006) TO DECEMBER 31, 2006

                                        Common Stock
                                     -------------------

Earnings
                                                         Additional
accumulated in
                                                           Paid-In  the
development
                                    Shares     Amount      Capital     stage
        Total
                                    ------    -------    -----------
--------------     -----
Balance, July 19, 2006 (inception)             $         $            $
      $   --

Issuance of Common Stock to initial
  stockholders                      3,593,747       359      24,641     -
         25,000
Proceeds from sale of underwriter's
  purchase option                    -           -              100     -
             100
Proceeds from issuance of warrants    -          -        3,000,000     -
       3,000,000
Sale of 12,500,000 units through
 public offering net of underwriter's
 discount and offering expenses and net
 of $39,399,992 of proceeds allocable
 to 4,999,999 shares of common stock
 subject to possible conversion     7,500,001       750  52,886,376      -
      52,887,126
Net income for the period              -          -           -
28,645           28,645
Accretion of Trust fund relating
 to common stock subject to
 possible conversion                   -          -         (18,767)      -
         (18,767)


Balance, December 31, 2006         11,093,748   $ 1,109 $55,892,350
$28,645      $55,922,104
                                   ==========    ======  ==========
======       ==========

                                      See Notes to Financial Statements


                   TRANSFORMA ACQUISITION GROUP INC.
                 (a corporation in the development stage)
                       STATEMENT OF CASH FLOWS
            FROM INCEPTION (JULY 19, 2006) TO DECEMBER 31, 2006

OPERATING ACTIVITIES

  Net income for the period                          $    28,645
  Changes in operating assets and liabilities:
      Prepaid expenses                                    (5,240)
      Accrued expenses                                    56,991
      Income taxes payable                                 5,055
NET CASH PROVIDED BY OPERATING ACTIVITIES                 85,451

INVESTING ACTIVITIES

Investments held in Trust fund                       (98,610,424)
Net cash used in investing activities                (98,610,424)
FINANCING ACTIVITIES

  Proceeds from issuance of common stock
    to initial stockholders                               25,000
  Proceeds from notes payable to initial
    stockholders                                         200,000
  Payment of notes payable to initial stockholders      (200,000)
  Proceeds from issuance of warrants                   3,000,000
  Proceeds from sale of underwriter's purchase option        100
  Portion of net proceeds from sale of units
   through public offering allocable to
   shares of common stock subject to
   possible conversion                                39,399,992
  Net proceeds from sale of units through
   public offering allocable to:
       Stockholders' equity                           53,044,897
       Deferred underwriting fees                      3,720,000
                                                      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             99,189,989
                                                      ----------
NET INCREASE IN CASH                                     665,016
CASH

     Beginning of period                                     --
     End of period                                    $  665,016
                                                      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

     Accrued registration costs                       $  157,771
     Accretion of Trust fund relating to common
       stock subject to possible conversion           $   18,767
     Fair value of underwriter's purchase
       option included in offering costs              $1,218,750
                                                       =========

                     See Notes to Financial Statements

                       TRANSFORMA ACQUISITION GROUP INC.
                    (a corporation in the development stage)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 -DISCUSSION OF THE COMPANY'S ACTIVITIES

          Organization and activities - Transforma Acquisition Group Inc.
(the "Company") was incorporated in Delaware on July 19, 2006 for the purpose of acquiring one or more assets or control of one or more operating businesses in the technology, media or telecommunications industries (a "Target Business") through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination (a "Business Combination"). All activity from inception (July 19, 2006) through December 31, 2006 was related to the Company's formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

          The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No.7.

          The registration statement for the Company's initial public offering ("Offering") was declared effective on December 19, 2006. The Company consummated the Offering on December 26, 2006 for net proceeds of approximately $96 million (including approximately $3.7 million payable to the Company's underwriters upon the successful closing of a Business Combination). The Company's management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount (Note 5) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

          Management has agreed that $98.5 million or $7.88 per Unit sold in this Offering will be held in a trust account ("Trust Account") and invested in permitted United States government securities, of which $0.2976 per Unit will be paid to the underwriter upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Fifty percent of after tax interest up to an aggregate amount of $2,000,000 in interest earned on the monies held in the trust account may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission ("SEC") reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves (Note 5).

          The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority (more than 50%) of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.88 per share based on the value of the Trust Fund as of December 31, 2006. As a result of the Conversion Right, $39,399,992 (plus accretion of $18,767) has been classified in Common Stock, subject to possible conversion on the accompanying balance sheet as of December 31, 2006. As of December 31, 2006 the Company's stockholders prior to the Offering ("Initial Stockholders"), have agreed to vote their 3,593,747 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company's public stockholders ("Public Stockholders") with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company's Public Stockholders vote for the approval of the Business Combination and holders owning 40% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

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

NOTE 2 - OFFERING

          In its initial public offering, effective December19, 2006 (closed on December 26, 2006), the Company sold to the public 12,500,000 Units (the "Units" or a "Unit") at a price of $8.00 per Unit. Proceeds from the initial public offering totaled approximately $96 million, which was net of approximately $3.9 million in underwriting fees and other expenses paid at closing. Each Unit consists of one share of the Company's common stock and one warrant (a "Warrant").

          The Company also sold to one of the underwriters, CRT Capital Group LLC, a purchase option to purchase up to a total of 375,000 additional Units (Note 7).

          The Company has granted to the underwriters a 45-day option to purchase up to 1,875,000 Units solely to cover over-allotments, if any. As discussed in Note 6, the 45-day option expired in January 2007, and the option was never exercised.

                        TRANSFORMA ACQUISITION GROUP INC.
                    (a corporation in the development stage)
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of December 31, 2006.

          INVESTMENTS - The Company's restricted investment held in trust at December 31, 2006 is invested in a money market fund. The Company recognized interest income of $110,425 from inception (July 19, 2006) to December 31, 2006, which is included in interest income on the accompanying statement of operations.

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

          NET INCOME PER SHARE - Net income per share is computed based on the weighted average number of shares of common stock and common stock, subject to conversion outstanding.

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common stockholders and (2) common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,593,747 initial shares outstanding throughout the period from July 19, 2006 (inception) to December 31, 2006, and 7,500,001 common shares and 4,999,999 common shares subject to possible conversion outstanding after the effective date of offering on December 19, 2006. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company's computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (July 19, 2006) through December 31, 2006.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No.107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheet at December 31, 2006.

          The Company accounts for derivative instruments, if any, in accordance with SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133") which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of December 31, 2006.
          USE OF ESTIMATES - the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

          NEW ACCOUNTING PRONOUNCEMENTS - In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact, if any, on its financial statements.

                     TRANSFORMA ACQUISITION GROUP INC.
                   (a corporation in the development stage)
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

         In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

NOTE 4 - INCOME TAXES

Provision for income taxes consists of:

                                        From Inception
                                        (July 19,2006)
                                      to December 31,2006

Current -Federal                           $5,055

          The Company's effective tax rate approximates the federal statutory rate.

          Included in general and administrative expenses for the period from inception (July 19, 2006) to December 31, 2006 are $48,725 of expenses related to Delaware franchise tax.

NOTE 5 - COMMITMENTS

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

          The Company has agreed to pay an affiliate of two directors $7,500 per month commencing on effectiveness of the Offering for office, secretarial and administrative services. Included in general and administrative expenses for the period from inception (July 19, 2006) to December31, 2006 are $3,145 of expenses related to secretarial and administrative services.

UNDERWRITING AGREEMENT

          In connection with the Offering, the Company has entered into an underwriting agreement (the "Underwriting Agreement") with the underwriters in the Offering.

          Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $7,000,000. The Company paid $3,280,000, of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,720,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheet at December 31, 2006.

                    TRANSFORMA ACQUISITION GROUP INC.
               (a corporation in the development stage)
               NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE 6 -CAPITAL STOCK

          During September 2006, the Company amended and restated its Certificate of Incorporation to authorize the issuance of an additional 90,000,000 shares of common stock for an aggregate authorization of 100,000,000 shares of common stock.

          On December 14, 2006, the Company effected a 2 for 3 reverse stock
split of its outstanding shares of common stock.   All of the references in
the accompanying financial statements to the number of shares have been retroactively restated to reflect the reverse stock split.

PREFERRED STOCK

          The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
Common Stock

          In August 2006, the Company's Initial Stockholders purchased 3,593,747 post reverse stock split shares of the Company's common stock for an aggregate $25,000.

          The Initial Stockholders have agreed to forfeit up to 468,750 shares of common stock and the Company will concurrently immediately cancel up to 468,750 shares of common stock in the event that the underwriters do not exercise all or a portion of its over-allotment option. The Company has agreed with the underwriters to exercise this right if, and to the extent, the underwriters do not exercise all or a portion of their over-allotment option. This right is exercisable for the five-day period following the earlier to occur of the expiration or termination of the underwriters' option to purchase up to 1,875,000 additional units to cover over-allotments or the exercise in full by the underwriters of such option. In accordance with the Company's agreement with the underwriters, the Company will exercise this right to cancel shares only in an amount sufficient to cause the Initial Stockholders to maintain control over 20% of the Company's outstanding shares after giving effect to the offering and the exercise, if any, of the underwriters'
over-allotment option.   (See Note 7)

          Pursuant to letter agreements with the Company and the underwriters in the Offering and the private placement offering, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares (but not shares purchased in the Offering or in the secondary market) in the event of the Company's liquidation.

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Public Warrants

          Each warrant sold in the Offering (a "Public Warrant") is exercisable for one share of common stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares at $5.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a)completion of the Business Combination and (b)December19, 2007, and ending on December19, 2010. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $11.50per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Private Warrants

          On December 26, 2006, in conjunction with the Offering the Company sold to certain of the Initial Stockholders 3,000,000 warrants ("Private Warrants"), for an aggregate purchase price of $3,000,000. All of the proceeds received from these purchases were placed in the Trust Account. The Private Warrants are identical to the Public Warrants in the Offering except that they may be exercised on a cashless basis so long as they are held by the original purchasers, members of their immediate families or their controlled entities, and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Warrants, which will expire worthless.

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

                        TRANSFORMA ACQUISITION GROUP INC.
                   (a corporation in the development stage)
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

Purchase Option

          Upon closing of the Offering, the Company sold and issued an option ("PO") for $100 to CRT Capital Group LLC to purchase up to 375,000 Units at an exercise price of $10.00 per Unit. The Units underlying the PO will be exercisable in whole or in part, solely at CRT Capital Group LLC's discretion, commencing on the consummation of a Business Combination and expiring on the four-year anniversary of the Offering. The Company accounted for the fair value of the PO, as an expense of the public offering resulting in a charge directly to stockholders' equity with an equivalent increase in additional paid-in capital.

     The fair value of the 375,000 Units underlying the PO was approximately $1.2 million ($3.25 per Unit) at the date of sale and issuance, which was determined using a Black-Scholes option-pricing model. The fair value of the PO has been calculated using the following assumptions: (1)expected volatility of 55.172%, (2)risk-free interest rate of 4.77% and (3)contractual life of 4 years. The expected daily volatility of approximately 55% was estimated by management based on an evaluation of the historical daily volatilities of similar public entities which had completed a transaction with an operating company. The PO may only be exercised for cash. Each of the Units included in the PO are identical to the Units to be sold in the Offering, except that
(i)the exercise price of the Units will be $10.00 per Unit, (ii)CRT Capital Group LLC will be entitled to receive certain "piggy-back" registration rights with respect to the Units issuable upon exercise of the PO, and (iii)the exercise price of the warrants issued in respect of the Units issuable upon exercise of the PO will not be subject to reduction in the event that we determine to reduce the exercise price of our other warrants.

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

NOTE 8 - SUBSEQUENT EVENT

      On January 25, 2007, the Initial Stockholders returned an aggregate of 468,750 shares of the Company's common stock to the Company for cancellation (see Note 6 above). At the date of return and cancellation, management determined the fair value to be $7.47 per share based on the common stock closing price on January 25, 2007. Accordingly, on January 25, 2007, the Company recorded the $3,501,562 value of the shares contributed to treasury stock and a $3,501,562 corresponding credit to additional paid-in capital. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2006. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During our fiscal quarter ended December 31, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          None.

                                      PART III

Items 10, 11, 12, 13, and 14

         Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2007 annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2006 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

                                      PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

       See financial statements set forth in Item 8 hereof.

(a)(2) Financial Statement Schedules

       No financial statement schedules are filed herewith because (i)such schedules are not required or (ii)the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

       Exhibits marked with an asterisk (*)are incorporated by reference to documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No.333-137263). All other documents listed are filed with this report.

                                      EXHIBIT INDEX
Exhibit No.   Description

  *3.1        Third Amended and Restated Certificate of Incorporation of the
              Registrant
  *3.2        Second Amended and Restated By-laws of the Registrant
  *4.1        Specimen Unit Certificate
  *4.2        Specimen Common Stock Certificate
  *4.3        Specimen Warrant Certificate
  *4.4        Form of Warrant Agreement between Continental Stock Transfer &
              Trust Company and the Registrant
  *4.5        Form of Unit Purchase Option to be granted to CRT Capital Group
              LLC
 *10.1        Subscription Agreement, dated August 31, 2006 between the
              Registrant and Larry J. Lenhart
 *10.2        Subscription Agreement, dated August 31, 2006 between the
              Registrant and Daniel L. Burstein
 *10.3        Subscription Agreement, dated August 31, 2006 between the
              Registrant and Samuel L. Schwerin
 *10.4        Subscription Agreement, dated August 31, 2006 between the
              Registrant and Jon Lambert
 *10.5        Subscription Agreement, dated August 31, 2006 between the
              Registrant and Ashanti Capital Partners, LLC
 *10.6        Subscription Agreement, dated August 31, 2006 between the
              Registrant and Gordon E. Eubanks, Jr.
 *10.7        Subscription Agreement, dated August 31, 2006 between the
              Registrant and Dale Kutnick
 *10.8        Subscription Agreement, dated August 31, 2006 between the
              Registrant and S&B Investment Management Group, LLC
 *10.9        Subscription Agreement, dated August 31, 2006 between the
       Registrant and Edward Fenster
*10.10        Form of Investment Management Trust Agreement between the
              Registrant and Continental Stock Transfer & Trust Company

*10.11 Administrative Services Letter Agreement, dated September 1, 2006 between the Registrant and S&B Investment Management Group, LLC
*10.12 Promissory Note, dated August 31, 2006, in the principal amount of $40,000.00 issued by the Registrant to Larry J. Lenhart

*10.13 Promissory Note, dated August 31, 2006, in the principal amount of $35,000.00 issued by the Registrant to Daniel L. Burstein

*10.14 Promissory Note, dated August 31, 2006, in the principal amount of $35,000.00 issued by the Registrant to Samuel L. Schwerin

*10.15 Promissory Note, dated August 31, 2006, in the principal amount of $5,000.00 issued by the Registrant to Jon Lambert

*10.16 Promissory Note, dated August 31, 2006, in the principal amount of $28,000.00 issued by the Registrant to Ashanti Capital Partners, LLC

*10.17 Promissory Note, dated August 31, 2006, in the principal amount of $28,000.00 issued by the Registrant to Gordon E. Eubanks, Jr.

*10.18 Promissory Note, dated August 31, 2006, in the principal amount of $17,500.00 issued by the Registrant to Dale Kutnick

*10.19 Promissory Note, dated August 31, 2006, in the principal amount of $7,500.00 issued by the Registrant to S&B Investment Management Group, LLC
*10.20 Promissory Note, dated August 31, 2006, in the principal amount of $4,000.00 issued by the Registrant to Edward Fenster
*10.21 Form of Registration Rights Agreement between the Registrant and the Company's initial stockholders
*10.22 Third Amended and Restated Private Placement Agreement between the Registrant and the Company's initial stockholders

*10.23        Form of Letter Agreement between each Insider, the Registrant and the Underwriters
 10.24        Forfeiture Letter dated January 25, 2007 between the Registrant and the Registrant's founders
*14           Code of Ethics
 24.1         Power of Attorney (included on the signature pages)
 31.1         Certificate Pursuant to Rule 13a-14(a) under the Securities
              Exchange Act of 1934 of the Principal Executive Officer
 31.2         Certificate Pursuant to Rule 13a-14(a) under the Securities
              Exchange Act of 1934 of the Principal Financial Officer
 32.1         Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the
              Principal Executive Officer
 32.2         Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the
              Principal Financial Officer
*99.1         Audit Committee Charter
*99.2         Nominating Committee Charter

                                     SIGNATURES

      Pursuant to the requirements of Section13 or Section15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TRANSFORMA ACQUISITION GROUP INC.


                                            By:  /s/Larry J. Lenhart
                                               ------------------------------
                                          Name:     Larry J. Lenhart
                                         Title:     President and Chief
                                                    Executive Officer

Dated: March 22, 2007

                       POWER OF ATTORNEY AND SIGNATURES

          Each of the undersigned officers and directors of Transforma Acquisition Group Inc. hereby severally constitute and appoint Larry J. Lenhart, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Transforma Acquisition Group Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of March, 2007.

                Name                             Position

    /s/  Larry J. Lenhart            President, Chief Executive Officer and
         LARRY J. LENHART            Director (principal executive officer)

   /s/   Jon Lambert
         JON LAMBERT                 Treasurer and Secretary (principal
                                     financial officer and principal
                                     accounting officer)


  /s/  Gordon E. Eubanks, Jr.
       GORDON E. EUBANKS, JR.        Chairman of the Board

 /s/   Daniel L. Burstein
       DANIEL L. BURSTEIN            Director

 /s/  Samuel L. Schwerin
      SAMUEL L. SCHWERIN             Director

 /s/  John Sculley
      JOHN SCULLEY                   Director

 /s/  Dale Kutnick
      DALE KUTNICK                   Director