Form 10-K/A
period 2006-12-31
Transforma Acquisition Group Inc.
filed 2007-05-02
CIK 1374346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33210
Transforma Acquisition Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5389307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Park Avenue, 10th Floor New York, NY (Address of principal executive offices)	10022 (Zip Code)

Registrant’s telephone number, including area code:
(646) 521-7805

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Units	American Stock Exchange
Common Stock, par value $0.0001 per share	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

As of December 31, 2006, the aggregate market value of the registrant’s units held by non-affiliates of the registrant was $100,000,000. The registrant’s common stock was not separately tradable until January 5, 2007.

Number of shares of common stock outstanding as of April 30, 2007: 15,624,997.

Explanatory Note

Transforma Acquisition Group Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amended Report”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 23, 2007 ( “Original Report”). The Amended Report is being filed solely to add required disclosure to Items 10, 11, 12, 13 and 14 of Part III of our Original Report, which are amended and restated in their entirety as contained in this Amended Report. This Amended Report does not affect any other items in the Original Report.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

All references to the “Company,” “we,” “us” or “our” shall mean Transforma Acquisition Group Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information regarding our directors and executive officers.

DIRECTORS

Name	Age	Position	Director Since

Gordon E. Eubanks, Jr.	60	Chairman of the Board	2006
Daniel L. Burstein(1)(2)	53	Director	2006
Dale Kutnick(1)(2)	56	Director	2006
Larry J. Lenhart	43	President, Chief Executive Officer and Director	2006
Samuel L. Schwerin(1)	34	Director	2006
John Sculley(2)	62	Director	2006

EXECUTIVE OFFICERS

Name	Age	Position

Gordon E. Eubanks, Jr.	60	Chairman of the Board
Larry J. Lenhart	43	President, Chief Executive Officer and Director
Jon Lambert	43	Treasurer and Secretary

(1)	Member of the Audit Committee

(2)	Member of the Nominating Committee

Business Experience

Gordon E. Eubanks, Jr. serves as our Chairman of the Board. From October 2006 to November 2006, Mr. Eubanks served as acting Chief Executive Officer, and, since October 2006, has served as a director, of Asempra Technologies, a private software company. From 2005 until 2006, Mr. Eubanks served as Chairman of the Board of Preventsys, an enterprise security software company, which was sold in June 2006. Since June 2006, Mr. Eubanks has been managing personal investments and working as an advisor to a number of private companies. Previously, from April 1999 to March 2005, Mr. Eubanks served as President and Chief Executive Officer of Oblix, Inc., a provider of enterprise identity management solutions that was acquired by Oracle (ORCL) in 2005. From 1984 to 1999, Mr. Eubanks served as President and Chief Executive Officer of Symantec Corporation (SYMC), an international technology firm focused on protecting information and computer systems. In addition to Asempra, Mr. Eubanks serves on the board of directors of Concur Technologies, Inc. (CNQR), a software company that provides expense reporting and travel and meeting management solutions; GuardId Systems, Inc., a private developer of authentication systems to protect consumers against online identity theft; and Oakley Networks, a software company. Mr. Eubanks is also a member of the Oklahoma State University Engineering School Hall of Fame, is on the board of the Naval Post-Graduate School, and is a former officer in the Navy Nuclear Powered Submarine Force. Mr. Eubanks earned a Masters in Computer Science at the Naval Post Graduate School and a Bachelor of Science from Oklahoma State University.

Daniel L. Burstein serves as a Director. In 2004, along with Mr. Schwerin, Mr. Burstein co-founded Millennium Technology Value Partners, L.P., a $130 million value-oriented private equity fund. He currently serves as a Managing Partner of that fund. In 2000, Mr. Burstein founded Millennium Technology Ventures, L.P., an early-stage venture capital fund, for which he continues to serve as a Managing Partner. From 1997 to 1999, Mr. Burstein served as Chief Investment Officer for PS Capital Holdings, L.P., and PS Capital Ventures, L.P., venture capital funds focused on early stage companies that were building backbone infrastructure for the Internet. From 1989 to 2000, Mr. Burstein served as Senior Advisor at The Blackstone Group, one of Wall Street’s leading private equity and investment banking firms. Mr. Burstein serves on the board of directors of Applied Minds, Inc., a private company conducting research and development on a wide variety of technologies, and GlobalOptions Group Inc. (GOPG), a public company working in the international risk management and security area. Over the course of his career, Mr. Burstein has served as a consultant to leading global companies including Sony Corporation (SNE), Toyota Motor Corporationtm, Microsoft Corporation (MSFT), and Sun Microsystems, Inc. (SUNW). He is the author of ten books, including several on global economics and the impact of new technology. Mr. Burstein is also the founder and Managing Member of Squibnocket Partners LLC, a media, publishing and content company, which has published five books and co-produced three documentary films since it was launched in 2003.

Dale Kutnick serves as a Director. Since April 2005, Mr. Kutnick has served as Senior Vice President and Director of Research at Gartner, Inc., an information technology advisory and consulting company, where his responsibilities include quality control of research deliverables, new forms of content, client interaction, and improving client support. In 1989, Mr. Kutnick co-founded META Group, Inc., an information technology advisory and consulting company, and served as META Group’s President and Chief Executive Officer from 1989 to 2003, its Chairman of the Board from 1995 until April 2005, and its Research Director, from 1989 to 2003 and again from October 2004 until March 2005. META Group was sold to Gartner, Inc. in April 2005. Previously, from March 1986 to June 1988, Mr. Kutnick served as Executive Vice President, Research, at Gartner, and as Executive Vice President at Gartner Securities. From January 1978 to March 1985, Mr. Kutnick served as Executive Director and Research Director at Yankee Group, a technology research and consulting firm, and from January 1984 to March 1985, Mr. Kutnick served as a Principal at Battery Ventures, a venture capital firm. Mr. Kutnick serves on the board of directors of First Albany Companies Inc. (FACT), a broker-dealer. Mr. Kutnick is a graduate of Yale University.

Larry J. Lenhart serves as our President and Chief Executive Officer and as a Director. Mr. Lenhart also serves as Executive-in-Residence at Mohr Davidow Ventures, a leading venture capital firm, a position he has held since March 2006. From 2004 to 2005, Mr. Lenhart served as President, Chief Executive Officer and a director of Requisite Technology, Inc., a master data management software company where he led a turnaround resulting in an acquisition by ClickCommerce (CKCM). From 2002 to 2003, Mr. Lenhart served as President, Chief Executive Officer and a director of Contivo, Inc., a data integration enterprise software firm. Previously, from 2000 to 2002, Mr. Lenhart served as President, Chief Executive Officer and a director of CAT Technology Inc. During his tenure, CAT Technology migrated from a hardware and software reseller to a full service internet infrastructure management company, which in 2001 was recognized by the “San Jose Business Journal” as the second fastest growing company in Silicon Valley. From 1998 to 2000, Mr. Lenhart served as a Managing Partner at Deloitte Consulting where he led the high technology consulting practice. From 1997 to 1998, Mr. Lenhart served as the Vice President of Operations for Cadis, Inc., a web-based procurement software company that was subsequently acquired by Aspect Development. From 1996 to 1997, Mr. Lenhart served as a Principal at A.T. Kearney, a management consulting firm, and from 1991 to 1996, Mr. Lenhart served in several positions focused on strategy and operations, including Consultant, Manager, and Principal, at Gemini Consulting (now Capgemini) (CGEMY), a public company traded on the Paris Bourse offering consulting, outsourcing, technology, and local professional services. Mr. Lenhart earned his Master of Business Administration from The Darden Business School at The University of Virginia and his Bachelor of Arts from Emory and Henry College, where he serves on the Board of Trustees.

Samuel L. Schwerin serves as a Director. In 2004, along with Mr. Burstein, Mr. Schwerin co-founded Millennium Technology Value Partners, L.P., a $130 million value-oriented private equity fund. He currently serves as a Managing Partner of that fund. Since 2002, Mr. Schwerin has served as Managing Partner of Millennium Technology Ventures, L.P., an early-stage venture capital fund. In 2002, Mr. Schwerin co-founded OpenPeak Inc., a company focused on voice-over-IP and Digital Home technology, where he served as Chief Financial Officer & VP Corporate Development until 2006. From 2000 to 2001, Mr. Schwerin served as Vice President of Finance and Strategic Initiatives at StorageApps, a data storage management company, and was actively involved in the company’s sale to Hewlett-Packard Company (HPQ) for $350 million. From 1999 to 2000, Mr. Schwerin focused on a combination of venture capital investments and merger and acquisition advisory assignments at The Blackstone Group, one of Wall Street’s leading private equity and investment banking firms. From 1994 to 1997, Mr. Schwerin worked in the Mergers and Acquisitions and Leveraged Finance groups of Salomon Brothers Inc, where he focused on the firm’s advisory and principal transactions, significant corporate and municipal restructuring processes, and bridge loan investments. In total, Mr. Schwerin has led or participated in more than

100 transactions involving over $43 billion of principal investments, mergers and acquisitions, bankruptcies and restructurings, and debt and equity financings. Mr. Schwerin earned his Master of Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of Science from Lehigh University and is a member of the Council on Foreign Relations and the Lehigh Leadership Council.

John Sculley serves as a Director. Since 1993, Mr. Sculley has been an active investor in early-stage enterprises that include Select Comfort Corporation (SCSS), a developer, manufacturer and marketer of premium quality, adjustable-firmness beds; NFO Research, Inc., a consumer research company; Intralinks, a provider of secure online workspaces to the financial services industry; CreditTrade LLP, a company which provides transaction, data and information services to the credit markets; and Hotwire, an online discount travel site. Mr. Sculley is currently a member of the board of directors of MetroPCS, a private company which provides wireless communications services; InPhonic, Inc. (INPC), an online provider of wireless services and devices; Radiospire Networks, a private company which supplies fabless semiconductors for wireless solutions; Tello, a private company which supports instant communication and collaboration across networks, applications and devices, in the context of critical business processes; OpenPeak Inc., a private company focused on voice-over-IP and digital home technology; IdenTrust, a private company which provides globally interoperable identity solutions; Activation Capital Partners, a private company which provides supply chain financing; and Verified Person, a private company which provides online background screening services to organizations. Between 1983 and 1993, Mr. Sculley served as the Chief Executive Officer of Apple Computer, Inc. (AAPL), during which time Apple Computer became the largest selling personal computer brand in the world. From 1978 to 1983, Mr. Sculley served as Chief Executive Officer of Pepsi-Cola Company (PEP), during which time “Pepsi Generation” and “Pepsi Challenge” marketing campaigns helped cause Pepsi-Cola to become the largest selling packaged good product in the United States as measured by AC Nielsen. Mr. Sculley earned his Master of Business Administration from The Wharton School at the University of Pennsylvania and is a graduate of Brown University.

Jon Lambert serves as our Treasurer and Secretary. Since the beginning of 2007, Mr. Lambert has been serving as the Chief Financial Officer and Secretary to Wombat Financial Software, a provider of high speed market data and messaging platforms. From 2005 to 2006, Mr. Lambert provided chief financial officer, chief operating officer and business development consulting services to various early stage companies. Since 2005, Mr. Lambert has served as: Chief Financial Officer and a director of CompanionWorlds, a provider of health and fitness solutions that enables users to customize mobile workout and nutrition programs; Chief Financial Officer and Secretary of Fox Technologies, a provider of authentication security solutions; Chief Financial Officer and Secretary of Mathon Systems, a provider of real-time automated solution for managing informational risk; and Chief Financial Officer of NextSeed, a provider of mobile authentication solutions. Since 2005, Mr. Lambert also has provided advisory services to: Nomadrive, a provider of application thumb drive solutions; Transparency Software, a provider of data policy management solutions for data security, auditing and performance; and Wombat Financial Software. From 2000 to 2005, Mr. Lambert served as the Chief Financial Officer, Chief Operating Officer and Secretary of Contivo, Inc., a data integration enterprise software firm. From 1994 to 2000, Mr. Lambert served as Chief Financial Officer, Secretary and Senior Vice President of TIBCO Finance Technology, Inc., a provider of electronic business infrastructure software, where he was instrumental in building its international business and was the Chief Financial Officer and Secretary of TIBCO Software, Inc. (TIBX) prior to and a key contributor to, its initial public offering. From 1987 to 1994, Mr. Lambert served as audit manager of Ernst & Young, a big four accounting and auditing firm. Mr. Lambert has been a California Certified Public Accountant and a Chartered Accountant in England, and earned a Bachelor of Science from Bath University, England.

To our knowledge, no current director or executive officer of Transforma has been convicted in a criminal proceeding during the last five years and no director or executive officer of Transforma was a party to any judicial or administrative proceeding during the last five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

There are no family relationships among any of our directors or our executive officers.

Membership and Meetings of Board of Directors and Board Committees

Board of Directors.  The Board of Directors has determined that Daniel L. Burstein, Samuel L. Schwerin, John Sculley and Dale Kutnick are “independent directors” as defined under the rules of the American Stock Exchange.

Transforma completed its initial public offering in December 2006. During fiscal year 2006, the Board met formally once and acted by written consent seven times. One director, John Sculley, was absent from the meeting in 2006. As provided for in Transforma’s Bylaws, the Chairman of the Board of Directors shall preside at all meetings of stockholders.

Standing committees of the Board include an audit committee and a nominating committee, each of which has adopted a written charter. These charters were filed as exhibits 99.1 and 99.2 to Transforma’s Amendment No. 2 to Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission (“SEC”) on December 19, 2006, thus the charters are publicly available through the SEC’s website at http://www.sec.gov.

Audit Committee.  The members of the Audit Committee are Daniel L. Burstein, Samuel Schwerin and Dale Kutnick. The Board has determined that each of the members of the Audit Committee meets the independence requirements of Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and the rules of the American Stock Exchange. The Board also determined that Messrs. Burstein and Schwerin are each “audit committee financial experts,” as defined by the rules of the SEC, and that Messrs. Burstein, Schwerin and Kutnick each meet the financial sophistication requirements of the American Stock Exchange. Mr. Schwerin serves as chairman of the Audit Committee. The Audit Committee reviews our financial reporting process, our system of internal controls and the audit process. The Audit Committee also reviews the performance and independence of our external auditors and recommends to the Board the appointment or discharge of our external auditors. The Audit Committee did not meet in 2006, but it has met twice in 2007.

Nominating Committee.  The members of the Nominating Committee are Daniel L. Burstein, John Sculley and Dale Kutnick. The Board has determined that each of the current members of the Nominating Committee meets the independence requirements of the American Stock Exchange. Mr. Burstein serves as chairman of the Nominating Committee. The Nominating Committee is responsible for interviewing, evaluating, approving and recommending individuals for membership on the Board. The Nominating Committee did not meet in 2006, but it has acted by written consent in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all beneficial ownership reporting forms they file.

To our knowledge, based solely on our review of the copies of such filings in our possession and written representations that no other reports were required, during the fiscal year ended December 31, 2006, we believe that all of our executive officers, directors and greater than 10% stockholders made all the necessary filings under Section 16(a) during fiscal year 2006.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Transforma will pay no compensation, fees or other payments to Transforma’s executive officers and directors prior to our initial business combination, or for any services rendered in order to effectuate the consummation of our initial business combination. Transforma’s compensation philosophy and objectives will be developed to match our business after completion of our initial business combination. Since no compensation has been paid, the compensation tables are omitted from this filing.

Compensation Committee Report

Transforma does not maintain a standing Compensation Committee since it does not compensate its officers or directors. The Transforma Board of Directors and management have discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on that review and discussion, the Board has recommended that the Compensation Discussion and Analysis be included in Transforma’s 2006 Annual Report on Form 10-K or the proxy statement for the 2007 Annual Meeting of Stockholders. Since Transforma does not compensate its officers and directors, the company has nothing to disclose in this section.

Larry J. Lenhart
John Sculley
Gordon E. Eubanks, Jr.
Daniel L. Burstein
Samuel L. Schwerin
Dale Kutnick

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information as to the beneficial ownership of our common stock as of April 15, 2007 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our current directors;

•	each of our “Named Executive Officers,” as such term is defined under the rules of the SEC; and

•	all current directors and executive officers as a group.

For 2006 our Named Executive Officers are Larry Lenhart, our President and Chief Executive Officer and Jon Lambert, our Treasurer, Secretary and principal financial officer.

The percentage ownership is based on 15,624,997 shares of common stock outstanding as of April 30, 2007. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days of April 15, 2007, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated by footnote, the address for each listed stockholder is c/o Transforma Acquisition Group Inc., 350 Park Avenue, 10th Floor, New York, NY 10022.

	Shares Beneficially Owned
	Number of	Percent of
Name of Beneficial Owner	Shares	Class

Directors and Named Executive Officers
Larry J. Lenhart	468,750	3.00%
Daniel L. Burstein(1)	546,875	3.50%
Samuel L. Schwerin(1)	546,875	3.50%
Jon Lambert	113,426	*
Ashanti Capital Partners, LLC(2)	437,500	2.80%
John Sculley(3)	437,500	2.80%
Gordon E. Eubanks, Jr.	437,500	2.80%
Dale Kutnick	273,437	1.75%
S&B Investment Management Group, LLC(4)	206,885	1.32%
All current executive officers and directors as a group (7 persons)	3,031,248	19.40%
All 5% Owners
Fir Tree Inc.(5)	915,000	5.86%
JANA Partners LLC(6)	1,000,000	6.40%
Silver Point Capital, L.P(7)	1,875,000	12.00%
Satellite Advisors, L.L.C., et al(8)	1,250,000	8.00%
Jonathan M. Glaser, et al(9)	1,333,000	8.53%

*	Less than 1%.

(1)	Daniel L. Burstein and Samuel L. Schwerin, as members of S&B Investment Management Group, LLC, may be deemed to be beneficial owners of the shares held by S&B Investment Management Group, LLC.

(2)	John Sculley, as the sole member of Ashanti Capital Partners, LLC, may be deemed to be the beneficial owner of the shares held by Ashanti Capital Partners, LLC.

(3)	Represents shares issued to Ashanti Capital Partners, LLC. See footnote (2) above.

(4)	Daniel L. Burstein and Samuel L. Schwerin, as members of S&B Investment Management Group, LLC, may be deemed to be beneficial owners of the shares held by S&B Investment Management Group, LLC.

(5)	Derived from a joint filing of a Schedule 13G on December 12, 2006 by Fir Tree, Inc., Fir Tree Recovery Mastery Fund, L.P. and Sapling, LLC reporting shared power to vote or direct the vote over and shared power to dispose of or direct the disposition of 915,000 shares. The address of the business office of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

(6)	Derived from a filing of a Schedule 13G on January 4, 2007 by JANA Partners LLC reporting sole power to vote or direct the vote over and sole power to dispose of or direct the disposition of 1,000,000 shares. The address of the business office for JANA Partners LLC is 200 Park Avenue, Suite 3300, New York, NY 10166.

(7)	Derived from a joint filing of a Schedule 13G on February 13, 2007 by Silver Point Capital, L.P., Mr. Edward A. Mule and Robert J. O’Shea with respect to the ownership of the shares of Common Stock by Silver Point

Capital Fund, L.P. and Silver Point Capital Offshore Fund, Ltd. The address of the business office for each of these persons is Two Greenwich Plaza, 1st Floor, Greenwich, CT 06830.

(8)	Derived from a joint filing of a Schedule 13G on February 14, 2007 by Satellite Advisors, L.L.C., and certain related entities, reporting sole power to vote or direct the vote over and sole power to dispose of or direct the disposition of 4,063,625 shares. The address of the business office of Satellite Advisors, L.L.C. is 623 Fifth Avenue, 19th Floor, New York, NY 10022.

(9)	Derived from a joint filing of a Schedule 13G on April 12, 2007 by Jonathan M. Glaser and certain related entities and individuals, reporting shared power to vote or direct the vote over and shared power to dispose of or direct the disposition of 1,333,000 shares. The address of the business office of Mr. Glaser is 11601 Wilshire Boulevard, Suite 2180, Los Angeles, CA 90025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

From January 1, 2006 to the present, there have been no (and there are no currently proposed) transactions in which the amount involved exceeded $120,000 to which Transforma was (or is to be) a party and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest, except as described in the Director Compensation and Executive Compensation sections above. Any related party transactions involving one of our directors or executive officers is reviewed and approved by the Audit Committee.

Transforma is paying S&B Investment Management Group, LLC of a monthly fee of $7,500 for certain administrative services, including office space, utilities and secretarial support. Transforma Directors, Daniel L. Burstein and Samuel L. Schwerin, are each Managing Members of S&B Investment Management Group, LLC and, as a result, will benefit from our transaction with S&B Investment Management Group, LLC. However, this arrangement is not intended to provide Mr. Burstein or Mr. Schwerin compensation in lieu of a salary. In addition, we believe that, based on rents and fees for similar services in New York, NY, the fees charged by S&B Investment Management Group, LLC are at least as favorable as we could have obtained from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services

Our Audit Committee has appointed BDO Seidman LLP as the Company’s registered independent public accounting firm for the year ending December 31, 2007.

Audit and Related Fees

Audit Fees

The aggregate fees billed or to be billed by BDO Seidman, LLP for professional services rendered since its appointment as Transforma’s independent registered public accounting firm for (i) the audit of Transforma’s financial statements as of August 31, 2006, and for the period from July 19, 2006 (inception) through August 31, 2006, appearing in Transforma’s prospectus and registration statement, (ii) the review of Transforma’s quarterly financial statements set forth in Transforma’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2006, and (iii) the audit of Transforma’s annual financial statements set forth in Transforma’s Annual Report for the fiscal year ended December 31, 2006, were $55,000 for the fiscal year ended December 31, 2006.

Audit-Related Fees

No fees were billed or are to be billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of Transforma’s financial statements and are not reported under “Audit Fees”

Tax Fees

No fees were billed or are to be billed by BDO Seidman, LLP for tax compliance, tax advice and tax planning services rendered for the fiscal year ended December 31, 2006.

All Other Fees

No fees were billed or are to be billed by BDO Seidman, LLP for services other than those described above rendered since its appointment as Transforma’s independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Transforma’s independent accountants. These services may include audit services, audit-related services, tax services and other services. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. Transforma’s independent registered public accounting firm and management are required to report to the Audit Committee periodically regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.

All of the services of BDO Seidman, LLP for the fiscal year ended December 31, 2006, described above, were pre-approved by the Board of Directors since the Audit Committee was not yet formed.

Part IV

Item 15.	Exhibits and Financial Statements

Exhibit
Number	Description of Document

31.3	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May 2007.

TRANSFORMA ACQUISITION GROUP INC.

By:	/s/ Larry J. Lenhart
Larry J. Lenhart
President and Chief Executive Officer

EXHIBIT INDEX TO THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Exhibit
Number	Description of Document

31.3	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)