Form 10-Q
period 2007-03-31
Transforma Acquisition Group Inc.
filed 2007-05-09
CIK 1374346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number: 001-33210
TRANSFORMA ACQUISITION GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5389307
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

350 Park Avenue, 10th Floor	10022
New York, NY	(Zip Code)
(Address of Principal Executive Offices)
(646) 521-7805
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of April 30, 2007, 15,624,997 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

TRANSFORMA ACQUISITION GROUP INC.

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$466,816	$665,016
Investments held in Trust Account (Note 1)	99,642,384	98,610,424
Prepaid expenses	183,227	5,240

TOTAL ASSETS	$100,292,427	$99,280,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$3,720,000	$3,720,000
Accrued registration costs	150,000	157,771
Accrued expenses	115,194	56,991
Income taxes payable	344,777	5,055

Total current liabilities	4,329,971	3,939,817

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(4,999,999 shares at conversion value) (Note 1)	39,582,437	39,418,759

COMMITMENTS (Note 5)

STOCKHOLDERS’ EQUITY (Notes 2, 6, and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 10,624,998 shares issued and outstanding (excluding 4,999,999 shares subject to possible conversion)	1,062	1,109
Additional paid-in capital	55,678,719	55,892,350
Earnings accumulated in the development stage	700,238	28,645

TOTAL STOCKHOLDERS’ EQUITY	56,380,019	55,922,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,292,427	$99,280,680

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

		From inception
	For the three	(July 19, 2006)
	months ended	to
	March 31, 2007	March 31, 2007
	(unaudited)	(unaudited)
Interest income	$1,242,193	$1,352,618

General and administrative expenses (Notes 4 and 5)	224,628	301,353

Income before provision for income taxes	1,017,565	1,051,265
Provision for income taxes (Note 4)	345,972	351,027

Net income for the period	$671,593	$700,238

Accretion of Trust Account relating to common stock subject to possible conversion	(163,678)	(182,445)
Net income attributable to common stockholders	$507,915	$517,793

Number of shares outstanding, basic and diluted	10,749,998	6,490,476
Net income per share, basic and diluted	$0.05	$0.08

Weighted average number of shares outstanding subject to possible conversion, basic and diluted	4,999,999	4,999,999
Net income per share subject to possible conversion, basic and diluted	$0.03	$0.04

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Earnings
	Common stock		Additional	Treasury	accumulated in the
	shares	amount	paid-in capital	stock	development stage	Total
Balance, July 19, 2006 (inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,593,747	359	24,641	—	—	25,000
Proceeds from sale of underwriter’s unit purchase option	—	—	100	—	—	100
Proceeds from issuance of Warrants	—	—	3,000,000	—	—	3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and public offering expenses and net of $39,399,992 of proceeds allocable to 4,999,999 shares of common stock subject to possible conversion	7,500,001	750	52,886,376	—	—	52,887,126
Net income for the period	—	—	—	—	28,645	28,645
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(18,767)	—	—	(18,767)

Balance, December 31, 2006	11,093,748	$1,109	$55,892,350	$—	$28,645	$55,922,104

Forfeiture of common stock issued to initial stockholders (unaudited)	—	—	3,501,562	(3,501,562)	—	—
Cancellation of common stock received from initial stockholders (unaudited)	(468,750)	(47)	(3,501,515)	3,501,562	—	—
Public offering expenses accrued related to the sale of 12,500,000 units through Offering (unaudited)	—	—	(50,000)	—	—	(50,000)
Net income for the period (unaudited)	—	—	—	—	671,593	671,593
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(163,678)	—	—	(163,678)

Balance, March 31, 2007 (unaudited)	10,624,998	$1,062	$55,678,719	$—	$700,238	$56,380,019

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

		From inception
	For the three	(July 19, 2006)
	months ended	to
	March 31, 2007	March 31, 2007
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income for the period	$671,593	$700,238
Changes in operating assets and liabilities:
Prepaid expenses	(177,987)	(183,227)
Accrued expenses	58,203	115,194
Income taxes payable	339,722	344,777

NET CASH PROVIDED BY OPERATING ACTIVITIES	891,531	976,982

INVESTING ACTIVITIES
Purchases of investments held in Trust Account	(1,031,960)	(99,642,384)

NET CASH USED IN INVESTING ACTIVITIES	(1,031,960)	(99,642,384)

FINANCING ACTIVITIES
Proceeds from issuances of common stock to initial stockholders	—	25,000
Proceeds from notes payable to initial stockholders	—	200,000
Payments of notes payable to initial stockholders	—	(200,000)
Proceeds from issuance of warrants	—	3,000,000
Proceeds from sale of underwriter’s unit purchase option	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	39,399,992
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	—	53,044,897
Deferred underwriting fees	—	3,720,000
Registration costs paid	(57,771)	(57,771)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(57,771)	99,132,218

NET (DECREASE) INCREASE IN CASH	(198,200)	466,816

CASH
Beginning of period	665,016	—
End of period	$466,816	$466,816

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Accrued registration costs	$50,000	$150,000

Accretion of Trust Account relating to common stock subject to possible conversion	$163,678	$182,445

Fair value of underwriter’s unit purchase option included in public offering costs	$1,218,750	$1,218,750

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
NOTE 1 -DISCUSSION OF THE COMPANY’S ACTIVITIES
     Organization and activities - Transforma Acquisition Group Inc. (“Company”) was incorporated in Delaware on July 19, 2006 for the purpose of acquiring one or more assets or control of one or more operating businesses in the technology, media or telecommunications industries (“Target Business”) through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination (“Business Combination”). The Company has selected December 31 as its fiscal year end.
     The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.
     The registration statement for the Company’s initial public offering (“Offering”) was declared effective on December 19, 2006. The Company consummated the Offering on December 26, 2006 for net proceeds of approximately $96 million (including approximately $3.7 million payable to the Company’s underwriters upon the successful closing of a Business Combination). The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) (Note 5) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.
     Management has agreed that $98.5 million or $7.88 per Unit sold in the Offering will be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which $0.2976 per Unit will be paid to the underwriter upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Fifty percent of after tax interest up to an aggregate amount of $2,000,000 in interest earned on the monies held in the Trust Account may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves (Note 5).
     The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority (more than 50%) of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.92 per share based on the value of the Trust Account as of March 31, 2007. As a result of the Conversion Right, $39,399,992 (plus accretion of $182,445) has been classified in common stock, subject to possible conversion on the accompanying balance sheets as of March 31, 2007. The Company’s stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 3,124,997 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s Public Stockholders vote for the approval of the Business Combination and holders owning 40% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS -continued
(unaudited)
     If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the Offering (June 26, 2008), the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the Offering, the Company will abandon their plan of dissolution and distribution and seek the consummation of that Business Combination. If a proxy statement seeking the approval of the Company’s stockholders for that Business Combination has not been filed prior to 24 months from the date of the Offering (December 26, 2008), the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. In the event there is no Business Combination within the 18 and 24-month deadlines (“Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering.
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
NOTE 2 — OFFERING
     In the Offering, the Company sold to the public 12,500,000 Units (collectively the “Units” and each a “Unit”) at a price of $8.00 per Unit. Proceeds from the Offering totaled approximately $96 million, which was net of approximately $3.9 million in underwriting fees and other expenses paid at closing. Each Unit consists of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock for $5.50 per share.
     The Company also sold to one of the underwriters, CRT Capital Group LLC, a Unit Purchase Option (“UPO”) to purchase up to a total of 375,000 additional Units (Note 7).
     The Company had granted to the underwriters a 45-day option to purchase up to 1,875,000 Units solely to cover over-allotments, if any. As discussed in Note 6, the 45-day option expired in January 2007, and the option was never exercised.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS -continued
(unaudited)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     INTERIM FINANCIAL STATEMENTS - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (July 19, 2006) to December 31, 2006 included in the Company’s Annual Report on Form 10-K, (File No. 001-33210). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The operating results for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.
     CASH AND CASH EQUIVALENTS - Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of March 31, 2007.
     INVESTMENTS - The Company’s restricted investment held in the Trust Account at March 31, 2007 is invested in a money market fund. The Company recognized interest income of $1,350,718 from inception (July 19, 2006) to March 31, 2007, which is included in interest income on the accompanying statements of operations.
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
     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to common stockholders by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,124,997 initial shares outstanding throughout the period from July 19, 2006 (inception) to March 31, 2007, 468,750 initial shares cancelled by the Company on January 25, 2007 and 7,500,001 common shares outstanding after the completion of the Offering on December 26, 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 4,999,999 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and outstanding Unit Purchase Option are antidilutive, they have been excluded from the Company’s computation of net income per share.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS -continued
(unaudited)
     FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No.107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2007.
     The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of March 31, 2007.
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
     NEW ACCOUNTING PRONOUNCEMENTS - In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s balance sheets or statements of operations.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS -continued
(unaudited)
NOTE 4 — INCOME TAXES
     Provision for income taxes consists of:

From Inception
(July 19, 2006)
to March 31, 2007
Current - Federal	$351,027
     The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $14,098 and $62,823 for the three months ended March 31, 2007 and for the period from inception (July 19, 2006) to March 31, 2007, respectively, are included as part of general and administrative expenses in the accompanying statements of operations.
NOTE 5 — COMMITMENTS
Administrative Fees
     The Company is permitted to utilize fifty percent of after tax interest up to an aggregate amount of $2,000,000 of the interest earned upon monies in the Trust Account (of which (i) an aggregate amount of up to $1,250,000 may be released to the Company upon its demand within 12 months after the completion of the Offering, and (ii) an aggregate amount of up to $750,000 plus any remaining portion of the $1,250,000 not previously released to the Company during the initial 12-month period may be released to the Company upon its demand during the period that is between 12 months and 24 months after the completion of the Offering) in addition to approximately $627,000 which was transferred to the Company upon consummation of the Offering for working capital purposes. The working capital will be used to pay for director and officer liability insurance premiums and general and administrative services, including office space, utilities and secretarial support, with the balance being held in reserve for other expenses, such as due diligence, legal, accounting, and other fees and expenses for structuring and negotiating business combinations, and deposits, down payments and/or funding of “no shop” provisions in connection with business combinations as well as for reimbursement of any out-of-pocket expenses incurred by the Initial Stockholders in connection with activities undertaken on the Company’s behalf.
     The Company has agreed to pay an affiliate of two directors $7,500 per month commencing on effectiveness of the Offering for office, secretarial and administrative services. Included in general and administrative expenses for the period from inception (July 19, 2006) to March 31, 2007 are $25,645 of expenses related to secretarial and administrative services.
Underwriting Agreement
     In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $7,000,000. The Company paid $3,280,000, of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,720,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS -continued
(unaudited)
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
Common Stock
     In August 2006, the Company’s Initial Stockholders purchased 3,593,747 post reverse stock split shares of the Company’s common stock for an aggregate $25,000.
     On January 25, 2007, the Initial Stockholders returned an aggregate of 468,750 shares of the Company’s common stock to the Company for cancellation. At the date of return and cancellation, management determined the fair value to be $7.47 per share based on the common stock closing price on January 25, 2007. Accordingly, on January 25, 2007, the Company recorded the $3,501,562 value of the shares contributed to treasury stock and a $3,501,562 corresponding credit to additional paid-in capital. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.
     Pursuant to letter agreements with the Company and the underwriters in the Offering and the private placement offering, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares (but not shares purchased in the Offering or in the secondary market) in the event of the Company’s liquidation.
NOTE 7 — WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK
Public Warrants
     Each warrant sold in the Offering (a “Public Warrant”) is exercisable for one share of common stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares at $5.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) December 19, 2007, and ending on December 19, 2010. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sale price of the Company’s common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS -continued
(unaudited)
Private Warrants
     On December 26, 2006, in conjunction with the Offering the Company sold to certain of the Initial Stockholders 3,000,000 warrants (“Private Warrants”), for an aggregate purchase price of $3,000,000. All of the proceeds received from these purchases were placed in the Trust Account. The Private Warrants are identical to the Public Warrants, including entitling the holder to purchase shares at $5.50 per share, except that they may be exercised on a cashless basis so long as they are held by the original purchasers, members of their immediate families or their controlled entities, and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Private Warrants, which will expire worthless.
     As the proceeds from the exercise of the Public Warrants and Private Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.
Purchase Option
     Upon closing of the Offering, the Company sold and issued to CRT Capital Group LLC an option to purchase up to 375,000 Units at an exercise price of $10.00 per Unit (“Unit Purchase Option” or “UPO”). The Units underlying the UPO will be exercisable in whole or in part, solely at CRT Capital Group LLC’s discretion, commencing on the consummation of a Business Combination and expiring on the four-year anniversary of the Offering. The Company accounted for the fair value of the UPO, as an expense of the public offering resulting in a charge directly to stockholders’ equity with an equivalent increase in additional paid-in capital.
     The fair value of the 375,000 Units underlying the UPO was approximately $1.2 million ($3.25 per Unit) at the date of sale and issuance, which was determined using a Black-Scholes option-pricing model. The fair value of the UPO has been calculated using the following assumptions: (1) expected volatility of 55.172%, (2) risk-free interest rate of 4.77% and (3) contractual life of 4 years. The expected volatility of approximately 55% was estimated by management based on an evaluation of the historical daily volatilities of similar public entities which had completed a transaction with an operating company. The UPO may only be exercised for cash. Each of the Units included in the UPO are identical to the Units to be sold in the Offering, except that (i) the exercise price of the Units will be $10.00 per Unit, (ii) CRT Capital Group LLC will be entitled to receive certain “piggy-back” registration rights with respect to the Units issuable upon exercise of the UPO, and (iii) the exercise price of the warrants issued in respect of the Units issuable upon exercise of the UPO will not be subject to reduction in the event that we determine to reduce the exercise price of our other Warrants.
Registration Rights — Warrants and UPO
     In accordance with the Warrant Agreement related to the Public Warrants and the Registration Rights Agreement associated with the Private Warrants, the Public Warrants and Private Warrants are collectively referred to as the “Warrants,” the Company will only be required to use its best efforts to register the Warrants and the shares of common stock issuable upon exercise of the Warrants and, once the registration statement is effective, to use its best efforts to maintain the effectiveness of such registration statement. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrants shall not be entitled to exercise. In no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle a Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The holders of Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective Warrants and receive shares of the Company’s common stock.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS -continued
(unaudited)
     The Company is not required to register the Units underlying the UPO; however if the Company does file certain kinds of registration statements at any time during the seven (7) year period following December 19, 2006 the holders of securities underlying the UPO shall have the right to join in such registration statement, subject to certain limitations. The Company has no obligation to net cash settle the exercise of the UPO or the Units underlying the UPO. The holder of the UPO is not entitled to exercise the UPO or the Units underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying Units, the UPO or underlying units, as applicable, will expire worthless.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.
     We were formed on July 19, 2006 for the purpose of acquiring one or more assets or control of one or more operating businesses in the technology, media or telecommunications industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. Our initial business combination must be with an acquisition target or targets whose collective fair market value is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition.
     On December 26, 2006, we consummated our initial public offering (“Offering”) of 12,500,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share, and one warrant entitling the holder to purchase one share of common stock at a price of $5.50. The public offering price of each Unit was $8.00, and we generated gross proceeds of $100,000,000 in the Offering. Of the gross proceeds: (i) we deposited $98,500,000 into a trust account at Smith Barney, a division of Citigroup Global Markets Inc., maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $3,720,000 of contingent underwriting discount and $3,000,000 that we received from the sale of warrants to our founders in a private placement on December 26, 2006; (ii) the underwriters received $3,280,000 as underwriting discount (excluding the contingent underwriting discount); (iii) we retained $640,000 that will not be held in the trust account; and (iv) we used $580,000 for offering expenses.
     On December 26, 2006, we consummated the sale to CRT Capital Group LLC, one of our underwriters, for $100, of an option to purchase up to a total of 375,000 Units at a price equal to $10.00 per unit (i.e., 125% of the price of the units sold in our initial public offering). The Units issuable upon exercise of this option are otherwise identical to those sold in the Offering except that (i) CRT Capital Group LLC is entitled to certain “piggy-back” registration rights with respect to the Units issuable upon exercise of its purchase option, and (ii) the exercise price of the warrants issued in respect of the Units issuable upon exercise of the purchase option will not be subject to reduction in the event that we determine to reduce the exercise price of our other warrants. This option is exercisable commencing on the later of the consummation of a business combination and December 19, 2007, and expiring on December 19, 2010. The purchase option was registered under the Securities Act on a registration statement on Form S-1 (File No. 333-137263) that was declared effective on December 19, 2006.
     The proceeds deposited in the trust account will not be released from the trust account until the earlier of the consummation of a business combination or the expiration of the time period during which we may consummate a business combination. The proceeds held in the trust account (other than the contingent underwriting discount) may be used as consideration to pay the sellers of an acquisition target with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account (other than the contingent underwriting discount) will be used to finance the operations of the acquisition target. We may also use the proceeds held in the trust account (other than the contingent underwriting discount) to pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us.
     We believe that the working capital available to us, in addition to the funds available to us outside of the trust account, will be sufficient to allow us to operate for 24 months from the date of our initial public offering in December 2006, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $2,640,000 of working capital and reserves will be allocated as follows: $1,500,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to S&B Investment Management Group, LLC ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $860,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of March 31, 2007 we have used $408,434 for such working capital expenditures.
Results of Operations
     For the three months ended March 31, 2007, we had net income of $671,593 which consisted of interest income on the trust account investment of $1,240,293 and interest on cash of $1,900, offset by general and administrative expenses of $224,628, which includes professional fees of $84,770, Delaware franchise tax of $14,098, insurance expense of $35,770, travel and entertainment expenses of $34,408, filing fees of $24,500, and other operating expenses of $31,082. The Company has a provision for Federal income taxes of $345,972.
     From inception (July 19, 2006) to March 31, 2007, we had net income of $700,238 which consisted of interest income on the trust account investment of $1,350,718 and interest on cash of $1,900, offset by general and administrative expenses of $301,353, which includes professional fees of $100,144, Delaware franchise tax of $62,823, insurance expense of $40,890, travel and entertainment expenses of $34,408, filing fees of $24,500, and other operating expenses of $38,588. The Company has a provision for Federal income taxes of $351,027.
     Our financial statements as of and for the period ending December 31, 2006 were audited, and we filed these audited financial statements in our 2006 Annual Report on Form 10-K dated March 23, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There has been no material change in our exposure to market risk from that discussed in our 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
     Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as of March 31, 2007, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure..
     As of March 31, 2007 there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2006 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) None.
     (b) None.
     (c) None.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit	Exhibit
Number	Description

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSFORMA ACQUISITION GROUP INC.
Date: May 9, 2007	By:	/s/ Larry J. Lenhart
	Name:	Larry J. Lenhart
	Title:	President and Chief Executive Officer

Exhibit Index

Exhibit	Exhibit
Number	Description

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002