Form 10-Q
period 2007-06-30
Transforma Acquisition Group Inc.
filed 2007-08-09
CIK 1374346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐
     As of June 30, 2007, 15,624,997 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

TRANSFORMA ACQUISITION GROUP INC.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets
As of June 30, 2007 (unaudited)
As of December 31, 2006	1
Statements of Operations
For the three months ended June 30, 2007 (unaudited)
For the six months ended June 30, 2007 (unaudited)
From inception (July 19, 2006) to June 30, 2007 (unaudited)	2
Statements of Stockholders’ Equity (unaudited)
From inception (July 19, 2006) to June 30, 2007	3
Statements of Cash Flows
For the six months ended June 30, 2007 (unaudited)
From inception (July 19, 2006) to June 30, 2007 (unaudited)	4
Notes to Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4. Controls and Procedures	12
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	14
Item 6. Exhibits	14
EXHIBIT 3.1
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

(i)

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$625,554	$665,016
Investments held in Trust Account (Note 1)	100,196,449	98,610,424
Prepaid expenses	146,581	5,240

Total current assets	100,968,584	99,280,680

DEFERRED ACQUISITION COSTS	219,635	—

TOTAL ASSETS	$101,188,219	$99,280,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$3,720,000	$3,720,000
Accrued registration costs	50,000	157,771
Accrued expenses	243,861	56,991
Accrued acquisition costs	219,635	—
Income taxes payable	330,624	5,055

Total current liabilities	4,564,120	3,939,817

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(4,999,999 shares at conversion value) (Note 1)	39,750,931	39,418,759

COMMITMENTS (Note 5)

STOCKHOLDERS’ EQUITY (Notes 2, 6, and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 32,500,000 shares authorized, 10,624,998 shares issued and outstanding (excluding 4,999,999 shares subject to possible conversion)	1,062	1,109
Additional paid-in capital	55,510,225	55,892,350
Earnings accumulated in the development stage	1,361,881	28,645

TOTAL STOCKHOLDERS’ EQUITY	56,873,168	55,922,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,188,219	$99,280,680

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

			From inception
		For the six	(July 19, 2006)
	For the three months	months ended	to
	ended June 30, 2007	June 30, 2007	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Interest income	$1,282,652	$2,524,844	$2,635,269

General and administrative expenses (Notes 4 and 5)	280,162	504,789	581,514

Income before provision for income taxes	1,002,490	2,020,055	2,053,755
Provision for income taxes (Note 4)
	340,847	686,819	691,874

Net income for the period	$661,643	$1,333,236	$1,361,881

Accretion of Trust Account relating to common stock subject to possible conversion	(168,494)	(332,172)	(350,939)
Net income attributable to common stockholders	$493,149	$1,001,064	$1,010,942

Weighted average number of shares outstanding, basic and diluted	10,624,998	10,624,998
Net income per share, basic and diluted	$0.05	$0.09

Number of shares outstanding subject to possible conversion, basic and diluted	4,999,999	4,999,999
Net income per share subject to possible conversion, basic and diluted	$0.03	$0.07

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (JULY 19, 2006) TO JUNE 30, 2007

	Common stock		Additional		Earnings
			paid-in	Treasury	accumulated in the
	Shares	Amount	capital	Stock	development stage	Total
Balance, July 19, 2006 (inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,593,747	359	24,641	—	—	25,000
Proceeds from sale of underwriter’s unit purchase option	—	—	100	—	—	100
Proceeds from issuance of Warrants	—	—	3,000,000	—	—	3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and public offering expenses and net of $39,399,992 of proceeds from stockholder allocable to 4,999,999 shares of common stock subject to from stockholders possible conversion	7,500,001	750	52,886,376	—	—	52,887,126
Net income for the period	—	—	—	—	28,645	28,645
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(18,767)	—	—	(18,767)

Balance, December 31, 2006	11,093,748	$1,109	$55,892,350	$—	$28,645	$55,922,104

Forfeiture of common stock issued to initial stockholders (unaudited)	—	—	3,501,562	(3,501,562)	—	—
Cancellation of common stock received from initial stockholders (unaudited)	(468,750)	(47)	(3,501,515)	3,501,562	—	—
Public offering expenses accrued related to the sale of 12,500,000 units through public offering (unaudited)	—	—	(50,000)	—	—	(50,000)
Net income for the period (unaudited)	—	—	—	—	1,333,236	1,333,236
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(332,172)	—	—	(332,172)

Balance, June 30, 2007 (unaudited)	10,624,998	$1,062	$55,510,225	$—	$1,361,881	$56,873,168

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

		From inception
	For the six	(July 19, 2006)
	months ended	to
	June 30, 2007	June 30, 2007
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income for the period	$1,333,236	$1,361,881
Changes in operating assets and liabilities:
Prepaid expenses	(141,341)	(146,581)
Accrued expenses	186,870	243,861
Income taxes payable	325,569	330,624

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,704,334	1,789,785

INVESTING ACTIVITIES
Purchases of investments held in Trust Account	(1,586,025)	(100,196,449)

NET CASH USED IN INVESTING ACTIVITIES	(1,586,025)	(100,196,449)

FINANCING ACTIVITIES
Proceeds from issuances of common stock to initial stockholders	—	25,000
Proceeds from notes payable to initial stockholders	—	200,000
Payments of notes payable to initial stockholders	—	(200,000)
Proceeds from issuance of warrants	—	3,000,000
Proceeds from sale of underwriter’s unit purchase option	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	39,399,992
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	—	53,044,897
Deferred underwriting fees	—	3,720,000
Registration costs paid	(157,771)	(157,771)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(157,771)	99,032,218

NET (DECREASE) INCREASE IN CASH	(39,462)	625,554

CASH
Beginning of period	665,016	—
End of period	$625,554	$625,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$361,250	$361,250

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Accrued registration costs	$50,000	$50,000

Accrued deferred acquisition costs	$219,635	$219,635

Accretion of Trust Account relating to common stock subject to possible conversion	$332,172	$350,939

Fair value of underwriter’s unit purchase option included in public offering costs	$1,218,750	$1,218,750

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES
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
     The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority (more than 50%) of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.95 per share based on the value of the Trust Account as of June 30, 2007. As a result of the Conversion Right, $39,399,992 (plus accretion of $350,939) has been classified in common stock, subject to possible conversion on the accompanying balance sheets as of June 30, 2007. The Company’s stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 3,124,997 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s Public Stockholders vote for the approval of the Business Combination and holders owning 40% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.
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
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     INTERIM FINANCIAL STATEMENTS - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (July 19, 2006) to December 31, 2006 included in the Company’s Annual Report on Form 10-K, (File No. 001-33210). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The operating results for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.
     CASH AND CASH EQUIVALENTS - Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of June 30, 2007.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
     DEFERRED ACQUISITION COSTS - Costs related to proposed acquisitions are capitalized and in the event the acquisition does not occur, the costs are expensed.
     INVESTMENTS - The Company’s restricted investment held in the Trust Account at June 30, 2007 is invested in a money market fund. The Company recognized interest income of $2,627,508 from inception (July 19, 2006) to June 30, 2007 on such money market fund in addition to $7,761 recognized for the same period on its cash and cash equivalents, aggregating $2,635,269, which is included in interest income on the accompanying statements of operations.
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
     NET INCOME PER SHARE - Net income per share is computed based on the weighted average number of shares of outstanding common stock and common stock subject to conversion.
     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to common stockholders by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,124,997 initial shares outstanding throughout the period from July 19, 2006 (inception) to June 30, 2007, 468,750 initial shares cancelled by the Company on January 25, 2007 (retroactively restated to December 26, 2006) and 7,500,001 common shares outstanding after the completion of the Offering on December 26, 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 4,999,999 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and outstanding Unit Purchase Option are antidilutive, they have been excluded from the Company’s computation of net income per share.
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
NOTE 4 — INCOME TAXES
     Provision for income taxes consists of:

	For the three	For the six	From inception
	months ended	months ended	(July 19, 2006) to
	June 30, 2007	June 30, 2007	June 30, 2007
Current-Federal	$340,847	$686,819	$691,874

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
     The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $16,254, $30,352 and $79,077 for the three months ended June 30, 2007, six months ended June 30, 2007 and for the period from inception (July 19, 2006) to June 30, 2007, respectively, are included as part of general and administrative expenses in the accompanying statements of operations.
NOTE 5 - COMMITMENTS
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
     The Company has agreed to pay an affiliate of two directors $7,500 per month commencing on effectiveness of the Offering for office, secretarial and administrative services. Secretarial and administrative service of $22,500, $45,000 and $48,145 for the three months ended June 30, 2007, six months ended June 30, 2007 and for the period from inception (July 19, 2006) to June 30, 2007, respectively, are included as part of general and administrative expenses in the accompanying statements of operations.
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
NOTE 6 - CAPITAL STOCK
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

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
     During May 2007, the Company amended and restated its Certificate of Incorporation to authorize the reduction of 67,500,000 shares of common stock for an aggregate remaining authorization of 32,500,000 shares of common stock.
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
NOTE 7 - WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK
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
Registration Rights — Warrants and UPO
     In accordance with the Warrant Agreement related to the Public Warrants and the Registration Rights Agreement associated with the Private Warrants, the Public Warrants and Private Warrants are collectively referred to as the “Warrants.” The Company will only be required to use its best efforts to register the Warrants and the shares of common stock issuable upon exercise of the Warrants and, once the registration statement is effective, to use its best efforts to maintain the effectiveness of such registration statement. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrants shall not be entitled to exercise. In no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle a Public Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The holders of Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective Warrants and receive shares of the Company’s common stock.
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
     We believe that the working capital available to us, in addition to the funds available to us outside of the trust account, will be sufficient to allow us to operate for 24 months from the date of our initial public offering in December 2006, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $2,640,000 of working capital and reserves will be allocated as follows: $1,500,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to S&B Investment Management Group, LLC ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $860,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of June 30, 2007 we have used $466,691 for such working capital expenditures.
     As of June 30, 2007 we have capitalized $219,635 of legal and consulting costs related to proposed acquisitions.
Results of Operations
     For the three months ended June 30, 2007, we had net income of $661,643 which consisted of interest income on the trust account investment of $1,276,790 and interest on cash of $5,862, offset by general and administrative expenses of $280,162, which includes professional fees of $165,346, Delaware franchise tax of $16,254, insurance expense of $35,772, travel and entertainment expenses of $35,846, administrative fees of $22,500 and other operating expenses of $4,444. The Company has a provision for Federal income taxes of $340,847.
     For the six months ended June 30, 2007, we had net income of $1,333,236 which consisted of interest income on the trust account investment of $2,517,083 and interest on cash of $7,761, offset by general and administrative expenses of $504,789, which includes professional fees of $250,115, Delaware franchise tax of $30,352, insurance expense of $71,542, travel and entertainment expenses of $70,255, administrative fees of $45,000, filing fees of $24,500, and other operating expenses of $13,025. The Company has a provision for Federal income taxes of $686,819.
     From inception (July 19, 2006) to June 30, 2007, we had net income of $1,361,881 which consisted of interest income on the trust account investment of $2,627,508 and interest on cash of $7,761, offset by general and administrative expenses of $581,514, which includes professional fees of $265,489, Delaware franchise tax of $79,077, insurance expense of $76,662, travel and entertainment expenses of $70,255, filing fees of $24,500, administrative fees of $48,145 and other operating expenses of $17,386. The Company has a provision for Federal income taxes of $691,874.
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
Item 4. Controls and Procedures.
     Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     As of June 30, 2007 there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on May 30, 2007. At the meeting, our stockholders voted on the following three proposals and cast their votes as follows:
     Proposal 1: To elect two Class I directors to hold office on our Board of Directors until our 2010 Annual Meeting of Stockholders.

Nominee	For	Withheld
Gordon E. Eubanks, Jr.	11,516,856	2,149,090

Dale Kutnick	13,664,746	1,200
     Our other directors whose terms of office as a director continued after the meeting are Larry J. Lenhart, Daniel L. Burstein, Samuel L. Schwerin and John Sculley.
     Proposal 2: To approve a Certificate of Amendment of the Certificate of Incorporation of Transforma Acquisition Group Inc. to reduce the number of authorized shares of common stock from 100,000,000 to 32,500,000.

For	Against	Abstain
13,664,946	1,000	0
     Proposal 3: To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain
13,664,946	1,000	0

Item 5. Other Information.
     As reported on June 5, 2007 on a Form 8-K, our board of directors has approved a form of Indemnity Agreement that we plan to enter into with each of our officers and directors. Pursuant to the Indemnity Agreement, subject to the exceptions and limitations provided therein, we agree to indemnify the indemnified person (“Indemnitee”) to the fullest extent not prohibited by Delaware law, and to advance expenses incurred by Indemnitee in connection with any proceeding related to an indemnifiable event, subject to Indemnitee’s undertaking to reimburse us for such expense if it shall ultimately be determined that Indemnitee is not entitled to be indemnified under the Agreement. The foregoing description is qualified in its entirety by the full text of the Indemnity Agreement, which is filed as exhibit 10.1 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.

Exhibit	Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Transforma Acquisition Group Inc., as amended by Certificate of Amendment filed May 30, 2007

10.1	Form of Indemnity Agreement

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSFORMA ACQUISITION GROUP INC.

Date: August 9, 2007	By:	/s/ Larry J. Lenhart

	Name:	Larry J. Lenhart
	Title:	President and Chief Executive Officer