Form 10-Q
period 2007-09-30
Transforma Acquisition Group Inc.
filed 2007-11-13
CIK 1374346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to       .
Commission file number: 001-33210
TRANSFORMA ACQUISITION GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5389307 (I.R.S. Employer Identification No.)

350 Park Avenue, 10th Floor New York, NY (Address of Principal Executive Offices)	10022 (Zip Code)
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
Large accelerated filer ☐                 Accelerated filer ☐                Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of September 30, 2007, 15,624,997 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

TRANSFORMA ACQUISITION GROUP INC.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets	1
As of September 30, 2007 (unaudited)
As of December 31, 2006
Statements of Operations	2
For the three months ended September 30, 2007 (unaudited)
For the three months ended September 30, 2006 (unaudited)
For the nine months ended September 30, 2007 (unaudited)
From inception (July 19, 2006) to September 30, 2006(unaudited)
From inception (July 19, 2006) to September 30, 2007(unaudited)
Statements of Stockholders’ Equity (unaudited)	3
From inception (July 19, 2006) to September 30, 2007
Statements of Cash Flows	4
For the nine months ended September 30, 2007 (unaudited)
From inception (July 19, 2006) to September 30, 2006(unaudited)
From inception (July 19, 2006) to September 30, 2007(unaudited)
Notes to Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	13
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	14
EXHIBIT 3.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

(i)

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$745,823	$665,016
Cash and cash equivalents held in Trust Account (Note 1)	100,822,419	98,610,424
Prepaid expenses	109,936	5,240

Total current assets	101,678,178	99,280,680

DEFERRED ACQUISITION COSTS	221,665	—

TOTAL ASSETS	$101,899,843	$99,280,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$3,720,000	$3,720,000
Accrued registration costs	50,000	157,771
Accrued expenses	313,246	56,991
Accrued acquisition costs	121,665	—
Income taxes payable	353,274	5,055

Total current liabilities	4,558,185	3,939,817

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(4,999,999 shares at conversion value) (Note 1)	39,920,571	39,418,759

COMMITMENTS (Note 5)

STOCKHOLDERS’ EQUITY (Notes 2, 6 and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 32,500,000 shares authorized, 10,624,998 shares issued and outstanding (excluding 4,999,999 shares subject to possible conversion)	1,062	1,109
Additional paid-in capital	55,340,585	55,892,350
Earnings accumulated in the development stage	2,079,440	28,645

TOTAL STOCKHOLDERS’ EQUITY	57,421,087	55,922,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,899,843	$99,280,680

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

				From inception	From inception
	For the three	For the three	For the nine months	(July 19, 2006)	(July 19, 2006)
	months ended	months ended	ended September 30,	to	to
	September 30, 2007	September 30, 2006	2007	September 30, 2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income	$1,293,457	$—	$3,818,302	$—	$3,928,727

General and administrative expenses (Notes 4 and 5)	206,249	6,000	711,038	6,000	787,763

Income before provision for income taxes	1,087,208	(6,000)	3,107,264	(6,000)	3,140,964
Provision for income taxes (Note 4)	369,650	—	1,056,469	—	1,061,524

Net income for the period	$717,558	$(6,000)	$2,050,795	$(6,000)	$2,079,440
Accretion of Trust Account relating to common stock subject to possible conversion	(169,640)	—	(501,812)	—	(520,579)
Net income attributable to common stockholders	$547,918	$(6,000)	$1,548,983	$(6,000)	$1,558,861

Number of shares outstanding subject to possible conversion, basic and diluted	4,999,999	—	4,999,999	—
Net income per share subject to possible conversion, basic and diluted	$0.03	—	$0.10	—

Weighted average number of shares outstanding, basic and diluted	10,624,998	2,008,024	10,624,998	2,008,024
Net income per share, basic and diluted	$0.05	$(0.00)	$0.15	$(0.00)

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (JULY 19, 2006) TO SEPTEMBER 30, 2007

	Common stock		Additional		Earnings
			paid-in		accumulated in the
	Shares	Amount	capital	Treasury stock	development stage	Total
Balance, July 19, 2006 (inception)	—	$—	$—	—	$—	$—
Issuance of common stock to initial stockholders	3,593,747	359	24,641	—	—	25,000
Proceeds from sale of underwriter’s unit purchase option	—	—	100	—	—	100
Proceeds from issuance of Warrants	—	—	3,000,000	—	—	3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and public offering expenses and net of $39,399,992 of proceeds from stockholders allocable to 4,999,999 shares of common stock subject to possible conversion	7,500,001	750	52,886,376	—	—	52,887,126
Net income for the period	—	—	—	—	28,645	28,645
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(18,767)	—	—	(18,767)

Balance, December 31, 2006	11,093,748	$1,109	$55,892,350	—	$28,645	$55,922,104

Forfeiture of common stock issued to initial stockholders (unaudited)	—	—	3,501,562	(3,501,562)	—	—
Cancellation of common stock received from initial stockholders (unaudited)	(468,750)	(47)	(3,501,515)	3,501,562	—	—
Public offering expenses accrued related to the sale of 12,500,000 units through public offering (unaudited)	—	—	(50,000)	—	—	(50,000)
Net income for the period (unaudited)	—	—	—	—	2,050,795	2,050,795
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(501,812)	—	—	(501,812)

Balance, September 30, 2007 (unaudited)	10,624,998	$1,062	$55,340,585	—	$2,079,440	$57,421,087

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

	For the nine	From inception	From inception
	months	(July 19, 2006)	(July 19, 2006)
	ended	to	to
	September	September 30,	September 30,
	30, 2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income for the period	$2,050,795	$(6,000)	$2,079,440
Changes in operating assets and liabilities:
Prepaid expenses	(104,696)	—	(109,936)
Accrued expenses	256,255	6,000	313,246
Income taxes payable	348,219	—	353,274

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,550,573	—	2,636,024

INVESTING ACTIVITIES
Purchases of cash and cash equivalents held in Trust Account	(2,211,995)	—	(100,822,419)

NET CASH USED IN INVESTING ACTIVITIES	(2,211,995)	—	(100,822,419)

FINANCING ACTIVITIES
Proceeds from issuances of common stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable to initial stockholders	—	200,000	200,000
Payments of notes payable to initial stockholders	—	—	(200,000)
Proceeds from issuance of warrants	—	—	3,000,000
Proceeds from sale of underwriter’s unit purchase option	—	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	—	39,399,992
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	—	—	53,044,897
Deferred underwriting fees	—	—	3,720,000
Deferred acquisition costs paid	(100,000)	—	(100,000)
Registration costs paid	(157,771)	(64,852)	(157,771)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(257,771)	160,148	98,932,218

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	80,807	160,148	745,823
CASH AND CASH EQUIVALENTS
Beginning of period	665,016	—	—
End of period	$745,823	$160,148	$745,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$708,250	$—	$708,250

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Accrued registration costs	$50,000	$169,615	$50,000

Accrued acquisition costs	$121,665	$—	$121,665

Accretion of Trust Account relating to common stock subject to possible conversion	$501,812	$—	$520,579

Fair value of underwriter’s unit purchase option included in public offering costs	$1,218,750	$—	$1,218,750

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
     The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority (more than 50%) of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.98 per share based on the value of the Trust Account as of September 30, 2007. As a result of the Conversion Right, $39,399,992 (plus accretion of $520,579) has been classified in common stock, subject to possible conversion on the accompanying balance sheet as of September 30, 2007. The Company’s stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 3,124,997 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s Public Stockholders vote for the approval of the Business Combination and holders owning 40% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.
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
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     INTERIM FINANCIAL STATEMENTS - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (July 19, 2006) to December 31, 2006 included in the Company’s Annual Report on Form 10-K, (File No. 001-33210). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The operating results for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.
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
     TRUST ACCOUNT - The Company’s restricted cash and cash equivalents held in the Trust Account at September 30, 2007 is invested in a money market fund. The Company recognized interest income of $3,912,978 from inception (July 19, 2006) to September 30, 2007 on such money market fund in addition to $15,749 recognized for the same period on its cash and cash equivalents, aggregating $3,928,727, which is included in interest income on the accompanying statements of operations.
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
     NET INCOME PER SHARE - Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 3,124,997 initial shares outstanding throughout the period from July 19, 2006 (inception) to September 30, 2007, 468,750 initial shares cancelled by the Company on January 25, 2007 (retroactively restated to August 2006) and 7,500,001 common shares outstanding after the completion of the Offering on December 26, 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 4,999,999 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and outstanding Unit Purchase Option are antidilutive, they have been excluded from the Company’s computation of net income per share.
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
     NEW ACCOUNTING PRONOUNCEMENTS - In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. Management does not believe the adoption of this standard for the year ending December 31, 2007, will have a material effect on the Company’s financial statements.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 157 will not have a significant effect on the Company’s financial statements.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
NOTE 4 — INCOME TAXES
Provision for income taxes consists of:

				From inception	From inception
	For the three	For the three	For the nine	(July 19, 2007)	(July 19, 2006)
	months ended	months ended	months ended	to	to
	September 30, 2007	September 30, 2006	September 30, 2006	September 30, 2007	September 30, 2006
Current-Federal	$369,650	$—	$1,056,469	$—	$1,061,524
     The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $575, $30,927 and $79,653 for the three months ended September 30, 2007, nine months ended September 30, 2007 and for the period from inception (July 19, 2006) to September 30, 2007, respectively, are included as part of general and administrative expenses in the accompanying statements of operations.
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
     The Company has agreed to pay an affiliate of two directors $7,500 per month commencing on effectiveness of the Offering for office, secretarial and administrative services. Secretarial and administrative service of $22,500, $67,500 and $70,645 for the three months ended September 30, 2007, nine months ended September 30, 2007 and for the period from inception (July 19, 2006) to September 30, 2007, respectively, are included as part of general and administrative expenses in the accompanying statements of operations.
Underwriting Agreement
     In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.
     Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $7,000,000. The Company paid $3,280,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,720,000 will be deferred until consummation of the

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets.
NOTE 6 — CAPITAL STOCK
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
     On January 25, 2007, the Initial Stockholders returned an aggregate of 468,750 shares of the Company’s common stock to the Company for cancellation. At the date of return and cancellation, management determined the fair value to be $7.47 per share based on the common stock closing price on January 25, 2007. Accordingly, on January 25, 2007, the Company recorded the $3,501,562 value of the shares contributed to treasury stock and a $3,501,562 corresponding credit to additional paid-in capital. Upon receipt, such shares were then immediately cancelled by the Company, which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.
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
     The Company is not required to register the Units underlying the UPO; however if the Company does file certain kinds of registration statements at any time during the seven year period following December 19, 2006 the holders of securities underlying the UPO shall have the right to join in such registration statement, subject to certain limitations. The Company has no obligation to net cash settle the exercise of the UPO or the Units underlying the UPO. The holder of the UPO is not entitled to exercise the UPO or the Units underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying Units, the UPO or underlying units, as applicable, will expire worthless.

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
     We believe that the working capital available to us, in addition to the funds available to us outside of the trust account, will be sufficient to allow us to operate for 24 months from the date of our initial public offering in December 2006, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $2,640,000 of working capital and reserves will be allocated as follows: $1,500,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to S&B Investment Management Group, LLC ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $860,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of September 30, 2007 we have used $565,742 for such working capital expenditures.
     As of September 30, 2007 we have capitalized $221,665 of legal and consulting costs related to proposed acquisitions.
Results of Operations
     For the three months ended September 30, 2007, we had net income of $717,558 which consisted of interest income on the trust account investment of $1,285,470 and interest on cash of $7,987, offset by general and administrative expenses of $206,249, which includes professional fees of $88,336, Delaware franchise tax of $575, insurance expense of $35,772, travel and entertainment expenses of $36,582, administrative fees of $22,500 and other operating expenses of $22,484. The Company has a provision for Federal income taxes of $369,650.
     For the nine months ended September 30, 2007, we had net income of $2,050,795 which consisted of interest income on the trust account investment of $3,802,553 and interest on cash of $15,749, offset by general and administrative expenses of $711,038, which includes professional fees of $338,452, Delaware franchise tax of $30,927, insurance expense of $107,314, travel and entertainment expenses of $106,836, administrative fees of $67,500, filing fees of $24,671, and other operating expenses of $35,338. The Company has a provision for Federal income taxes of $1,056,469.
     From inception (July 19, 2006) to September 30, 2007, we had net income of $2,079,440 which consisted of interest income on the trust account investment of $3,912,978 and interest on cash of $15,749, offset by general and administrative expenses of $787,763, which includes professional fees of $353,826, Delaware franchise tax of $79,653, insurance expense of $112,434, travel and entertainment expenses of $106,836, filing fees of $24,671, administrative fees of $70,646 and other operating expenses of $39,697. The Company has a provision for Federal income taxes of $1,061,524.
     For the three months ended September 30, 2006 and from inception (July 19, 2006) to September 30, 2006 we had a net loss of $6,000, respectively. We incurred professional fee expense of $6,000 related to our formation.
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
Item 4. Controls and Procedures.
     Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     As of September 30, 2007 there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     As reported on a Form 8-K, on September 24, 2007 our Board of Directors adopted amendments to Article VII, Sections 7.1, 7.3 and 7.4 of our Second Amended and Restated Bylaws. The amendments place Transforma in compliance with a new AMEX listing standard, approved by the Securities and Exchange Commission on August 8, 2006, which requires listed companies to become Direct Registration System (“DRS”) eligible by January 1, 2008. Participation in the DRS will enable our stockholders to establish, either through our transfer agent or a broker dealer, a book entry position on our stock record books and permit them to transfer shares electronically without the delivery of physical certificates. Our Second Amended and Restated Bylaws, as amended, are filed as exhibit 3.1 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.

Exhibit	Exhibit
Number	Description

3.1	Second Amended and Restated By-laws of Transforma Acquisition Group Inc., as amended

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSFORMA ACQUISITION GROUP INC.

Date: November 12, 2007	By:	/s/ Larry J. Lenhart

	Name:	Larry J. Lenhart
	Title:	President and Chief Executive Officer

Exhibit Index.

Exhibit	Exhibit
Number	Description

3.1	Second Amended and Restated By-laws of Transforma Acquisition Group Inc., as amended

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002