Form 10-K
period 2007-12-31
Transforma Acquisition Group Inc.
filed 2008-03-13
CIK 1374346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑     No ☐

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s units, common stock and warrants held by non-affiliates of the registrant was $108,786,684.

Number of shares of common stock outstanding as of February 22, 2008: 15,624,997.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for registrant’s 2007 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report where indicated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, estimates and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (“SEC”) filings, and the following:

•	our ability to continue as a going concern;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	our selection of a prospective acquisition target or asset;

•	our status as a development stage company;

•	our failure to receive necessary regulatory consents, or to receive them in a timely manner, in connection with our initial business combination;

•	our dissolution or liquidation prior to a business combination, and our ability to dissolve and liquidate in a timely manner;

•	the reduction of the proceeds held in the trust account due to third party claims;

•	our issuance of our capital stock or incurrence of debt to complete a business combination;

•	our dependence on our key personnel;

•	the tax consequences of an acquisition or disposition by us;

•	conflicts of interest of our officers and directors;

•	potential future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our founders of a substantial interest in us;

•	our common stock becoming subject to the SEC’s penny stock rules;

•	the adverse effect the outstanding warrants and options may have on the market price of our common shares;

•	the existence of registration rights with respect to the securities owned by our founders;

•	our being deemed an investment company;

•	the lack of adequate resources to cover our operating expenses;

•	the lack of a market for our securities;

•	regulatory risks and operational risks of an acquisition target, including those involved in operating outside the United States;

•	loss of our intellectual property rights;

•	foreign currency fluctuation;

•	limited operating histories of businesses we may acquire in the technology, media or telecommunications industries;

•	cyclicality of the technology, media and telecommunications industries; and

•	our failure to keep pace with changes in our target industries.

These risks and others described under “Item 1A. Risk Factors” are not exhaustive.

PART I

ITEM 1.	BUSINESS

Introduction

Transforma Acquisition Group Inc. is a blank check company that was organized as a corporation under the laws of the State of Delaware on July 19, 2006. We were formed for the purpose of acquiring one or more assets or control of one or more operating businesses in the technology, media or telecommunications industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business transaction, which we refer to as a “business combination.” Except for interest income generated on the trust account in which the majority of the proceeds of our initial public offering is held, we have not generated revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in December 2006, we have been actively engaged in sourcing a suitable business combination candidate. We have met with prospective acquisition targets, service professionals and other intermediaries to discuss our company, the background of our management and our business combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Unless the context otherwise requires, references in this report to “the Company,” “we,” “us,” and “our” refer to Transforma Acquisition Group Inc.

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

We will focus our investment activities on the technology, media and telecommunications industries. Using the collective skill and experience of our executive officers and directors, we will seek to consummate our initial business combination with an acquisition target:

•	that we believe has an undervalued business strategy or possesses underutilized assets;

•	at a price we believe to be below its potential value; and

•	that presents opportunities for:

•	short-term enhancements in stockholder value through operational improvements; and

•	long-term enhancements in stockholder value through the implementation of a transformative growth strategy, which may include the acquisition of synergistic assets or businesses.

We expect that any transformative growth strategy will take advantage of emerging macroeconomic business, cultural, market, and technological trends, including:

•	changes in demographics and consumer behavior;

•	the by-passing of traditional marketplace processes; and

•	changes in the technology, media and/or telecommunications industries.

Technology, Media and Telecommunications Industries

We believe that our focus on the technology, media and telecommunications industries will provide us with a large universe of investment opportunities based on:

•	the size of the technology, media and telecommunications industries;

•	the variety of participants in the sector; and

•	the technological advancements, the changes in the regulatory environment, and the macroeconomic, business, cultural and technological trends and market trends that continuously impact the growth dynamic of, and spawn new businesses in, the technology, media and telecommunications industries.

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

Subject to the requirement that our business combination must be with one or more acquisition targets having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such acquisition, there are no limitations on the type of investments we can make or the percentage of our total assets that may be invested in any one investment. Accordingly, other than the requirement that our business combination must be with an acquisition target having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such acquisition, our investment policies may be changed from time to time at the discretion of our board of directors, without a vote of our stockholders. Additionally, no limits have been set on the concentration of investments in any location or type of market.

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

Except for the requirement that an acquisition target have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing the underwriters’ deferred discount) at the time of the transaction, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition targets. Accordingly, there is no basis for investors to evaluate the possible merits or risks of any acquisition target with which we may ultimately complete a business combination. To the extent we effect a business combination with entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such financially unstable businesses. Although our management will endeavor to evaluate the risks inherent in a particular acquisition target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of acquisition targets

Acquisition target candidates have been, and we anticipate will continue to be, brought to our attention by various unaffiliated sources, including private equity funds, venture capital funds, law firms, companies, investment bankers and advisory firms that specialize in the technology, media or telecommunications industries. In addition, our officers, directors and founders, as well as their affiliates, have brought to our attention acquisition target candidates of which they have become aware through their business contacts as a result of formal and informal inquiries and discussions. In no event will any of our existing officers, directors or founders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (other than reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential acquisition targets, performing business due diligence on suitable acquisition targets and business combinations, as well as traveling to and from the offices, plants or similar locations of prospective acquisition targets to examine their operations).

Selection of an acquisition target and structuring of a business combination

Subject to the requirement that our business combination must be with an acquisition target having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective acquisition targets. In evaluating a prospective acquisition target, our management will consider, among other factors, the following:

•	An existing under-capitalized business that has the potential to further grow products and services in multiple geographies;

•	A partial product or service offering that may need to be enhanced by one or more acquisitions to complete the product or service offering;

•	An asset embedded in an underperforming business which asset could be made more valuable through improved management, technology, or enhanced operational efficiency; and/or

•	An existing business requiring a non-traditional business model in order to adapt to the changing technological and regulatory environment and unlock stockholder value.

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

Fair market value of acquisition target

The initial acquisition target that we acquire must have a fair market value equal to at least 80% of our net assets (including the funds held in the trust account other than the portion representing our underwriters’ deferred discount) at the time of such acquisition, subject to the conversion rights described below, although we may acquire a target whose fair market value significantly exceeds 80% of our net assets. To accomplish this, we may seek to raise additional funds through a secured financing or a private offering of debt or equity securities if such funds are required to consummate such a business combination, although we have not entered into any such fund raising arrangement and do not currently anticipate effecting such a financing other than in connection with the consummation of our initial business combination. The fair market value of the acquisition target will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently calculate the fair market value of the acquisition target, we will obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the National Association of Securities Dealers, Inc. (“NASD”) with respect to the satisfaction of such criteria. Because any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from a third party as to the fair market value if our board of directors independently determines that the acquisition target complies with the 80% threshold. Nevertheless, we reserve the right to obtain an opinion from an unaffiliated, independent third party appraiser if we deem it appropriate, for example, in the event of an actual or perceived conflict of interest.

Possible lack of business diversification

Our initial business combination must be with an acquisition target which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is possible that we may only have the ability to effect a single business combination. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

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

Limited ability to evaluate the acquisition target’s management

Although we intend to closely scrutinize the management of a prospective acquisition target when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the acquisition target’s management will prove to be correct. Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the acquisition target. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his or her shares of common stock converted to cash if the stockholder votes against our initial business combination and our initial business combination is approved and completed. Our founders will not have such conversion rights with respect to any shares of common stock owned by them. The actual per share conversion price will be equal to the amount in the trust account, which include $3,000,000 from the private placement of warrants, the amount held in the trust account representing a portion of the underwriters’ deferred discount, and the interest earned on the trust account, net of taxes payable, remaining in the trust account (other than one-half of the interest earned on the trust account, net of taxes payable, up to an aggregate amount of $2,000,000, which will be released to us upon our demand, as follows: (i) an aggregate amount of up to $1,250,000, within 12 months after the completion of our initial public offering, and (ii) an aggregate amount of up to $750,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the completion of our initial public offering) (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account any interest earned on the trust account, the initial per share conversion price would be $7.88 or $0.12 less than the per unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against our initial business combination, our initial business combination is approved and completed, and the stockholder continues to own his shares through completion of our initial business combination. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants that they still hold. We will not complete our initial business combination if public stockholders owning 40% or more of the shares sold in our initial public offering both exercise their conversion rights and vote against our initial business combination.

Dissolution and liquidation if no business combination

If we do not complete our initial business combination by June 26, 2008 (i.e., 18 months after the completion of our initial public offering) or by December 26, 2008 (i.e., 24 months after the completion of our initial public offering) if a letter of intent, agreement in principle or definitive agreement has been executed by June 26, 2008 and our initial business combination has not yet been consummated, our amended and restated certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities and (b) requires that our board of directors no later than 15 days after the expiration of such time period adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Pursuant to Delaware law, our dissolution also requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. In order to solicit such stockholder approval, (i) our board of directors will cause to be prepared a preliminary proxy statement setting forth the board of directors’ recommendation that we dissolve; (ii) we would expect that on the date that the board of directors adopts such recommendation, we would file the preliminary proxy statement with the Securities and Exchange Commission; (iii) if the Securities and Exchange Commission does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our dissolution; and (iv) if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution. In the event that we do not initially obtain approval for our dissolution by stockholders owning a majority of our outstanding common stock, we will continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or at all. If we are not able to obtain approval from a majority of our stockholders, we cannot dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in our initial public offering and these funds will not be available for any other corporate purpose.

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

Assuming our dissolution is approved by our directors and stockholders in accordance with Delaware law, holders of our common stock sold in our initial public offering will be entitled to receive their proportionate share of the trust account (inclusive of the proceeds from the private placement, the remaining balance of any interest net of any income taxes due on such interest and the underwriters’ deferred discount). In addition, such holders will be entitled to receive a pro rata portion of our remaining assets not held in the trust account, less amounts we pay, or reserve to pay, for all of our liabilities and obligations. These liabilities and obligations include our corporate expenses arising during our remaining existence and the costs associated with our dissolution and liquidation. Our corporate expenses are expected to be primarily associated with preparation for and conduct of our special meeting of stockholders and our continuing public reporting obligations, including legal services, proxy soliciting firms, services of our independent public accounting firm as well as legal fees we may incur in the event of disputes with any claimants or creditors. To the extent that funds reserved to pay liabilities or obligations are not subsequently used for such purpose, the funds will be available for distribution to our holders of common stock sold in our initial public offering or for ongoing corporate expenses including costs of our liquidation during our remaining existence.

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

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account the remaining one-half interest, if any, earned on the trust account, the initial per share liquidation price would be $7.88, or $0.12 less than the per unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, if any, which could have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share liquidation price will not be less than $7.88, plus interest, net of taxes, due to claims of creditors. Although we will seek to have all vendors, prospective acquisition targets or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our founders have agreed, subject to certain exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. However, our founders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters. We cannot assure you, however, that our founders would be able to satisfy such obligations. Additionally, the underwriters of our initial public offering have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes a portion of their discount.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distribution is limited to the lesser of such stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred from claims brought after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Because we do not intend to comply with Section 280, Section 281(b) of the Delaware General Corporation Law would require us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective acquisition targets to acquire, we believe the only likely claims that could arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential acquisition targets. As described above, we will seek to have all vendors and prospective acquisition targets execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, we believe the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. Moreover, because we will seek to obtain the waiver letters described above, we believe the funds held in the trust account should be excluded from the claims of any creditors in connection with any bankruptcy proceeding.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our dissolution and liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against our initial business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. The stockholder must have also exercised his or her conversion rights described above.

Competition

Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty. We expect to encounter intense competition for potential acquisition targets from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic. Many of these competitors are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additional investment funds and blank check companies with investment objectives similar to ours may be formed in the future by other unrelated parties and these funds and companies may have substantially more capital and may be able to have access to and utilize additional financing on more attractive terms. While we believe that there are numerous potential acquisition targets with which we could combine using the net proceeds of our initial public offering, together with additional financing, if available, our ability to compete in combining with certain sizeable acquisition targets will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a business combination with certain acquisition targets. In addition:

•	the requirement that we obtain stockholder approval of a business combination may delay or prevent the consummation of a transaction within the 18-month or 24-month time periods;

•	the requirement that we prepare a proxy statement and notice of special meeting of stockholders in accordance with the requirements of Delaware law and the federal securities laws, which proxy statement will be required to be submitted to and reviewed by the Securities and Exchange Commission, in connection with such business combination may delay or prevent the completion of a transaction;

•	our outstanding warrants, the purchase option granted to one of the underwriters of our initial public offering, CRT Capital Group LLC, and the warrants we expect to issue in the private placement, and the dilution they potentially represent, may not be viewed favorably by certain acquisition targets;

•	the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination; and

•	the requirement to acquire assets or an operating business that have a fair market value at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of our initial business combination could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial business combination.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at 350 Park Avenue, 10th Floor, New York, NY 10022, Attention: Jon Lambert, or by telephone to (646) 521-7805. You may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s Internet site at http://www.sec.gov.

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

Risks Related to the Company and our Business

The report of the independent registered public accounting firm that audited our financial statements includes a “going concern” explanatory paragraph due to the possibility that we may not consummate a business combination within the required time frame, which will require us to dissolve and liquidate.

The audit report in our financial statements for the year ended December 31, 2007, includes an explanatory paragraph that states that due to the possibility that a business combination may not be consummated within the required timeframe, there is “substantial doubt” about our ability to continue as a going concern. We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of acquisition by June 26, 2008 (i.e., 18 months after the completion of our initial public offering) or by December 26, 2008 (i.e., 24 months after the completion of our initial public offering) if a letter of intent, agreement in principle or definitive agreement has been executed by June 26, 2008).

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

Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty. We expect to encounter intense competition for potential acquisition targets from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic. Many of these competitors are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additional investment funds and blank check companies with similar investment objectives as ours may be formed in the future by other unrelated parties and these funds and companies may have substantially more capital and may be able to have access to and utilize additional financing on more attractive terms. While we believe that there are numerous potential acquisition targets with which we could combine using the net proceeds of our initial public offering, together with additional financing, if available, our ability to compete in combining with certain sizeable acquisition targets will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a business combination with certain acquisition targets. In addition:

•	the requirement that we obtain stockholder approval of a business combination may delay or prevent the consummation of a transaction within the 18-month or 24-month time periods;

•	the requirement that we prepare a proxy statement and notice of special meeting of stockholders in accordance with the requirements of Delaware law and the federal securities laws, which proxy statement will be required to be submitted to and reviewed by the Securities and Exchange Commission, in connection with such business combination may delay or prevent the completion of a transaction;

•	our outstanding warrants, the purchase option we granted to CRT Capital Group LLC and the warrants we issued in the private placement, and the dilution they potentially represent, may not be viewed favorably by certain acquisition targets;

•	the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination; and

•	the requirement to acquire assets or an operating business that have a fair market value at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of our initial business combination (i) could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial business combination, and (ii) together with our ability to proceed with a business combination if public stockholders owning up to 40% of the shares sold in our initial public offering vote against our business combination and exercise their conversion rights, may require us to raise additional funds through the private sale of securities or incur indebtedness in order to enable us to effect such a business combination.

If we do not consummate a business combination and are forced to dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24-month deadlines would proceed in approximately the following manner:

•	our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out the plan of dissolution and distribution as well as the board’s recommendation of the plan;

•	promptly after the passing of such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

•	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, within 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and within 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

•	if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive such comments within approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain statutory procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that the corporation makes reasonable provision for all claims against it, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred from claims brought after the third anniversary of the dissolution. The procedures in Section 280 include a 60-day notice period during which any third-party claims may be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. If we do not follow the procedures in Section 280 of the Delaware General Corporation Law, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our holders of common stock may extend beyond the third anniversary of such dissolution. We do not intend to comply with Section 280 of the Delaware General Corporation Law.

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

If the net proceeds from our initial public offering not placed in the trust account and our share of the interest earned on the trust account are insufficient to allow us to operate for 24 months from our initial public offering, we may not be able to complete a business combination.

We currently believe that the funds available to us from the net proceeds of our initial public offering not placed in the trust account (together with up to an aggregate amount of $2,000,000 from one-half of the interest earned on the trust account, net of taxes payable, which will be released to us upon our demand, as follows: (i) an aggregate amount of up to $1,250,000, within 12 months after the completion of our initial public offering, and (ii) an aggregate amount of up to $750,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the completion of our initial public offering) will be sufficient to allow us to operate for at 24 months from our initial public offering, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for an acquisition target. We could also use a portion of these funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep acquisition targets from “shopping” around for transactions with others on terms more favorable to such acquisition targets) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from an acquisition target and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential acquisition targets. Moreover, we may be required to expend a significant portion of the available proceeds in pursuit of a business combination which is not ultimately consummated. If we do not have sufficient proceeds available to cover our expenses, we may be required to obtain additional financing from our executive officers, our directors, our founders or third parties. We may not be able to obtain additional financing and none of our executive officers, directors or founders are obligated to provide any additional financing. If we do not have sufficient proceeds and are unable to obtain additional financing, we may be required to dissolve and liquidate prior to consummating a business combination.

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

Because the net proceeds of our initial public offering are intended to be used to complete a business combination with an unidentified acquisition target, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC promptly following completion of our initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to these rules, including Rule 419, our units were immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

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

Examples of possible instances in which we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. In addition, creditors may seek to interfere with the distribution process under state or federal creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are required to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in the trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. We cannot assure you that the per share distribution will not be less than $7.88, plus the remaining one-half net interest accrued, due to such claims, or that there will not be delays in distributing funds in addition to those imposed by our duties to comply with Delaware General Corporation Law procedures and federal securities laws and regulations. Our founders have agreed, subject to certain exceptions, that they will be personally liable, on a joint and several basis, to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor or service provider for services rendered, or products sold, to us or by a prospective acquisition target. Based on representations made to us by our founders, we currently believe that they are capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. We cannot assure you that our founders will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by such claims. Further, our founders will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective acquisition target) or the underwriters of our initial public offering.

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

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides among other things, that:

•	upon completion of our initial public offering, $98,500,000 of the proceeds from the offering, including the underwriters’ deferred discount and the proceeds of the private placement, were to be deposited into the trust account, which proceeds may not be disbursed from the trust account until the earlier of (1) our initial business combination or (2) our liquidation, or as otherwise permitted in our amended and restated certificate of incorporation;

•	prior to consummating our initial business combination, we must submit such business combination to our stockholders for approval;

•	we may consummate our initial business combination if approved by a majority of the shares of our common stock voted by our public stockholders and public stockholders owning not more than 40% of the shares sold in our initial public offering both vote against our initial business combination and exercise their conversion rights;

•	if our initial business combination is approved and consummated, public stockholders who voted against our initial business combination and who exercised their own conversion rights will receive their pro rata share of the trust account (other than up to an aggregate amount of $2,000,000 from one-half of the interest earned on the trust account, net of taxes payable, which will be released to us upon our demand, as follows: (i) an aggregate amount of up to $1,250,000, within 12 months after the completion of our initial public offering, and (ii) an aggregate amount of up to $750,000 plus any remaining portion of the $1,250,000 not previously released to us during the initial 12-month period, during the period that is between 12 months and 24 months after the completion of our initial public offering);

•	if a business combination is not consummated or a letter of intent, an agreement in principle, or a definitive agreement is not signed within the time periods specified in this prospectus, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account; and

•	we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination other than a business combination that meets the conditions specified in this prospectus, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such business combination.

Our amended and restated certificate of incorporation requires that we obtain the unanimous consent of stockholders to amend the above provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend our amended and restated certificate of incorporation. In that case, some or all of the above provisions could be amended without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders and we will not take any action to waive or amend any of these provisions, such that such waiver or amendment would take effect prior to the consummation of our initial business combination.

Because we have not yet selected any acquisition target with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Because we have not yet selected a prospective acquisition target with which to complete a business combination, investors currently have no basis to evaluate the possible merits or risks of the acquisition target.

Although our management will evaluate the risks inherent in a particular acquisition target, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target. Except for the limitation that an acquisition target have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition target in the technology, media or telecommunications industries.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 32,500,000 shares of common stock, par value $0.0001 per share, and 5,000 shares of preferred stock, par value $0.0001 per share. There are 625,003 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to CRT Capital Group LLC) and the 5,000 shares of preferred stock available for issuance. Although we have no commitment to do so, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue debt securities, which could limit our ability to operate our business and return value to our stockholders.

If we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and

•	other disadvantages compared to our competitors, such as venture capital funds, who have less debt.

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

None of our officers or directors are currently a principal of, or affiliated or associated with, a blank check company. However, all of our officers and directors currently are, and may in the future become, affiliated with additional entities, including other “blank check” companies. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, our executive officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that any of these conflicts will be resolved in our favor.

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

In the event that we are unable to identify a single operating company with which to engage in a business combination, we may seek to combine contemporaneously with multiple operating companies whose collective fair market value is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of those combinations. Business combinations involve a number of special risks, including diversion of management’s attention, legal, financial, accounting and due diligence expenses, and general risks that transactions will not be consummated. To the extent we try to consummate more than one transaction at the same time, all of these risks will be exacerbated, especially in light of the small number of our executive officers and directors and our limited financial and other resources. Completing our initial business combination through more than one transaction likely will result in increased costs as we would be required to conduct a due diligence investigation of more than one business and negotiate the terms of our initial business combination with multiple entities. In addition, due to the difficulties involved in consummating multiple business combinations concurrently, our attempt to complete our initial business combination in this manner would increase the chance that we would be unable to successfully complete our initial business combination in a timely manner. Further, if our initial business combination entails simultaneous transactions with different entities, each entity will need to agree that its transaction is contingent upon the simultaneous closing of the other transactions, which may make it more difficult for us, or delay our ability, to complete the initial business combination. As a result, if we attempt to consummate our initial business combination in the form of multiple transactions, there is an increased risk that we will not be in a position to consummate some or all of those transactions, which could result in our failure to satisfy the requirements for an initial business combination and force us to liquidate.

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

Due to the competition for business combination opportunities, we may combine with an acquisition target with a history of poor operating performance if we believe that acquisition target has attractive attributes that can take advantage of trends in the technology, media and telecommunications industries. However, combining with an acquisition target with a history of poor operating performance can be extremely risky and we may not be able to improve its operating performance. If we cannot improve the operating performance of such acquisition target following our business combination, then our business, financial condition and results of operations will be adversely affected. Factors that could result in our not being able to improve operating performance include, among other things:

•	inability to predict changes in technological innovation;

•	competition from superior or lower priced services and products;

•	lack of financial resources;

•	inability to attract and retain key executives and employees;

•	claims for infringement of third-party intellectual property rights and/or the availability of third-party licenses; and

•	changes in, or costs imposed by, government regulation.

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

Our founders own, in the aggregate, 3,124,997 shares (after forfeiture of 468,750 shares that was acknowledged on January 25, 2007) of our common stock and the 3,000,000 warrants purchased in the private placement, but have waived their right to receive distributions (other than with respect to any shares acquired in our initial public offering or in the secondary market) following our dissolution and liquidation prior to a business combination. These shares will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting an acquisition business and completing a business combination in a timely manner. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable acquisition target may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

Of the net proceeds from our initial public offering, the private placement and the underwriters’ deferred discount, $98,500,000 is held in the trust account and may be used by us to complete a business combination. Our business combination must be with a business having a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such acquisition. We have no limitation on our ability to raise additional funds through the private sale of securities or the incurrence of indebtedness that would enable us to effect a business combination with an operating business having a fair market value in excess of 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such an acquisition. However, we have not entered into any such fundraising arrangement and have no current intention of doing so. Consequently, initially it is probable that we will have the ability to complete only a single business combination. We may not be able to acquire more than one acquisition target because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company. Therefore, it is probable that we will have the ability to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

•	result in our dependency upon the performance of a single or small number of operating businesses;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

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

Our founders, including all of our officers and directors, own 20% of our issued and outstanding shares of common stock (not including any units or shares of common stock purchased by our founders in either our initial public offering or in the secondary market). Our board of directors will be divided into three classes, each of which generally will serve for a term of three years, with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of our initial business combination. If there is an annual meeting, as a consequence of this “staggered” board of directors, only a minority of the board of directors would be considered for election. As a result, our officers and directors may exert considerable influence on actions requiring a stockholder vote, including the election of officers and directors, amendments to our amended and restated certificate of incorporation, the approval of benefit plans, mergers, and similar transactions (other than approval of our initial business combination). Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective business combinations, to submit to a stockholder vote. As a result, they will exert substantial control over actions requiring a stockholder vote both before and following a business combination.

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

The exercise by our founders of their registration rights, and/or by CRT Capital Group LLC of its purchase option and registration rights, may have an adverse effect on the market price of our common stock and the existence of the registration rights and CRT Capital Group LLC’s purchase option may make it more difficult to effect a business combination.

Our founders are entitled to make a demand that we file a registration statement to register their shares of common stock and the shares of common stock underlying the warrants sold in the private placement at any time commencing 90 days prior to the expiration of the transfer restrictions on such securities. If our founders exercise their registration rights with respect to all of their shares of common stock, including those underlying the warrants issued in the private placement, then there will be an additional 6,124,997 shares of common stock eligible for trading in the public market. In addition, we sold to CRT Capital Group LLC an option to purchase up to a total of 375,000 units identical to those units offered in our initial public offering, and have further agreed to grant to CRT Capital Group LLC certain “piggy-back” registration rights with respect to the units issuable upon exercise of its purchase option. If this purchase option is exercised, and all of the underlying warrants are also exercised, and CRT Capital Group LLC exercises its registration rights, there will be an additional 750,000 shares of our common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights and the purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the acquisition target, as the stockholders of the acquisition target may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of the registration rights and the purchase option may have on the trading market for our common stock.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, we may be subject to certain restrictions that may make it more difficult for us to consummate a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

To this end, the proceeds held in the trust account may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. By restricting the investment of the proceeds to these instruments, we intend to comply with certain exemptions under the Investment Company Act of 1940, as amended.

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

We are not required to obtain an opinion from an unaffiliated third party that either the acquisition target we select has a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) or that the price we are paying is fair to stockholders. If no opinion is obtained, our stockholders will be relying on the judgment or our board of directors. However, we will not enter into an initial business combination with any of our founders, officers or directors, or any of their affiliates, without first obtaining an opinion from an independent investment banking firm regarding the fairness to our stockholders, from a financial point of view, of the business combination.

The American Stock Exchange may require us to file an additional listing application on the consummation of a business combination, and/or the American Stock Exchange may delist our securities from trading on its exchange, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

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

If the American Stock Exchange delists our securities from trading on its exchange in the future, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a more limited amount of news and analyst coverage for us;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a decreased ability of our security holders to sell their securities in certain states.

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

We may redeem the warrants issued as a part of our units (including warrants issued and outstanding as a result of the exercise of the purchase option that we have agreed to sell to CRT Capital Group LLC and the warrants to be sold in the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of our common stock on the American Stock Exchange, or other principal market on which our common stock may be traded, equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption, and a registration statement under the Securities Act relating to shares of common stock issuable upon exercise of the warrants is effective and expected to remain effective to and including the redemption date and a prospectus relating to the shares of common stock issuable upon exercise of the warrants is available for use to and including the redemption date. Redemption of the warrants could force the warrant holders (1) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (2) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (3) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Because our executive officers and directors own warrants that may be exercised on a “cashless” basis, a conflict of interest may arise in the event we elect to redeem the warrants at a time when it may be disadvantageous for other warrant holders to exercise their warrants. So long as the conditions permitting management to elect to redeem the warrants are met, if management believes that a number of holders will not exercise their outstanding warrants upon redemption, management may elect to redeem the warrants in order to permit such executive officers and directors to own a greater percentage of our voting common stock, on a fully-diluted basis, because the warrants owned by our executive officers and directors are not required to be exercised for cash.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

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

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	cultural and language differences;

•	foreign exchange controls;

•	the possibility of our assets being nationalized;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

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

Technology, media and telecommunications companies typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, technology, media and telecommunications companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

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

After consummating a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, trade dress, and trade secrets will likely be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technologies and rights that we may acquire. Despite our efforts to protect those proprietary technologies and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Our competitors may claim that we are infringing on their intellectual property rights and seek damages, the payment of royalties, licensing fees and/or an injunction against the sale of our products or services. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our competitive position and business. Depending on the acquisition target(s) that we acquire, it is likely that we will have to protect copyrights, trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the acquisition target(s) that we will acquire, we expect that the acquisition target(s) will have entered into license agreements in the past and will continue to enter into such agreements in the future. These licensees may take actions that materially diminish the value of such acquisition target or targets’ proprietary rights or cause material harm to such acquisition target or targets’ reputation.

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

None.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, which consist of one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock, trade on the American Stock Exchange under the symbol “TAQ.U.” Our warrants and common stock have traded separately on the American Stock Exchange under the symbols “TAQ.WS” and “TAQ,” respectively, since January 5, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50 commencing on the later of our consummation of an initial business combination or December 19, 2007. Our warrants will expire at 5:00 p.m., New York City time, on December 19, 2010, or earlier upon redemption.

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

	Units
Quarter Ended	High	Low

December 31, 2006(1)	$8.02	$7.86

(1)	Represents the high and low sales prices from the first day our units began trading on December 20, 2006 through December 31, 2006.

The following table sets forth, for the dates indicated, the high and low sales prices per unit, warrant and share of common stock, respectively, as reported on the AMEX. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Units		Warrants		Common Stock
Quarter Ended	High	Low	High	Low	High	Low

March 31, 2007(2)	$9.00	$7.95	$1.15	$0.80	$7.80	$7.30
June 30, 2007	$8.90	$8.40	$1.50	$1.05	$7.75	$7.45
September 30, 2007	$8.82	$8.31	$1.27	$0.85	$7.70	$7.50
December 31, 2007	$8.60	$8.20	$1.11	$0.65	$7.65	$7.51

(2)	Represents the high and low sales prices only on and following January 5, 2007, the date that our warrants and common stock first became separately tradable.

Holders

As of December 31, 2007, we had one (1) holder of record of our units, ten (10) holders of record of our common stock, and ten (10) holders of record of our warrants.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by BDO Seidman, LLP, an independent registered public accounting firm.

		From Inception	From Inception
	Year Ended	(7/19/2006) to	(7/19/2006) to
	12/31/2007	12/31/2006	12/31/2007

Statement of Operations Data:
Revenue	$—	$—	$—
Interest income	5,098,883	110,425	5,209,308
General and administrative expenses	1,079,417	76,725	1,156,142
Provision for income taxes	1,366,618	5,055	1,371,673
Net income	2,652,848	28,645	2,681,493
Accretion of Trust Account relating to common stock subject to possible conversion	(669,423)	(18,767)	(688,190)
Net income attributable to common stockholders	1,983,425	9,878	1,993,303
Earnings per share data:
Weighted average number of shares outstanding, basic and diluted:	10,624,998	4,181,096
Net income per share, basic and diluted:	$0.19	$0.00
Number of shares outstanding subject to possible conversion	4,999,999	4,999,999
Net income per share subject to possible conversion, basic and diluted:	$0.13	$0.00
Statement of Cash Flows Data:
Net cash provided by operating activities	$3,213,524	$85,451	$3,298,975
Cash contributed to Trust Account	(2,689,429)	(98,610,424)	(101,299,853)
Net proceeds from public offering allocable to stockholders’ equity		53,044,897	53,044,897
Portion of net proceeds from public offering allocable to common stock subject to possible conversion	—	39,399,992	39,399,992

	December 31, 2007	December 31, 2006

Selected Balance Sheet Data:
Cash and cash equivalents	$917,710	$665,016
Investments held in Trust Account	101,299,853	98,610,424
Total assets	102,539,826	99,280,680
Common stock subject to possible conversion	40,088,182	39,418,759
Total stockholders’ equity	57,855,529	55,922,104

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account, will be sufficient to allow us to operate for 24 months from the date of our initial public offering in December 2006, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $2,640,000 of working capital and reserves will be allocated as follows: $1,500,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to S&B Investment Management Group, LLC ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $860,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of December 31, 2007 we have used $806,372 for such working capital expenditures.

As of December 31, 2007 we have capitalized $248,973 of legal and consulting costs related to proposed acquisitions.

Results of Operations

For the year ended December 31, 2007, we had net income of $2,652,848 which consisted of interest income on the trust account investment of $5,072,653 and interest on cash of $26,230, offset by general and administrative expenses of $1,079,417, which includes professional fees of $524,106, Delaware franchise tax of $98,283, insurance expense of $143,086, travel and entertainment expenses of $159,687, administrative fees of $90,000, filing fees of $24,671 and other operating expenses of $39,584. The Company has a provision for Federal income taxes of $1,366,618.

From inception (July 19, 2006) to December 31, 2006, we had net income of $28,645 which consisted of interest income on the trust account investment of $110,425 and interest on cash of $0, offset by general and administrative expenses of $76,725, which includes professional fees of $15,375, Delaware franchise tax of $48,725, insurance expense of $5,120, travel and entertainment expenses of $0, administrative fees of $3,145, filing fees of $0, and other operating expenses of $4,360. The Company has a provision for Federal income taxes of $5,055.

From inception (July 19, 2006) to December 31, 2007, we had net income of $2,681,493 which consisted of interest income on the trust account investment of $5,183,078 and interest on cash of $26,230, offset by general and administrative expenses of $1,156,142, which includes professional fees of $539,481, Delaware franchise tax of $147,008, insurance expense of $148,206, travel and entertainment expenses of $159,687, filing fees of $24,671, administrative fees of $93,145 and other operating expenses of $43,944. The Company has a provision for Federal income taxes of $1,371,673.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our audited financial statements included elsewhere in this report. We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company’s restricted cash and cash equivalents held in the trust account at December 31, 2007 is invested in a money market fund. The Company recognized interest income of $26,230 from inception (July 19, 2006) to December 31, 2007 on its cash and cash equivalents.

Investments

The Company’s restricted investment held in the trust account at December 31, 2007 is invested in a money market fund. The Company recognized interest income of $5,183,078 from inception (July 19, 2006) to December 31, 2007 on such money market, which aggregated with the interest income earned on cash and cash equivalents is $5,209,308, which is included in interest income on the accompanying statements of operations.

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

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of an acquisition target. We have neither engaged in any operations nor generated any revenues other than interest income. As the proceeds from our initial public offering held in the trust account have been invested in short term investments, our only market risk exposure relates to fluctuations in interest.

As of December 31, 2007, $101,299,853 of the net proceeds of our initial public offering (including interest) was held in the trust account for the purposes of consummating a business combination. The proceeds held in the trust account have been invested in a money market fund at Smith Barney, a division of Citigroup Global Markets, Inc., which invests primarily in high quality short term debt securities of financial institutions. Continental Stock Transfer & Trust Company also acts as trustee. As of December 31, 2007, the effective annualized interest rate payable on our investment was 4.85%.

We have not engaged in any hedging activities since our inception on July 19, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Transforma Acquisition Group Inc.
New York, New York

We have audited the accompanying balance sheets of Transforma Acquisition Group Inc., a development stage company (the “Company”), as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, for the period from July 19, 2006 (date of inception) through December 31, 2006 and for the period from July 19, 2006 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from July 19, 2006 (date of inception) through December 31, 2006 and the period from July 19, 2006 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination within 18 months of the Company’s initial public offering (by June 26, 2008) or 24 months of the Company’s initial public offering (by December 26, 2008) if certain extension criteria are met. The possibility of such business combination not being consummated raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

New York, New York
March 5, 2008

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$917,710	$665,016
Investments held in Trust Account (Note 1)	101,299,853	98,610,424
Prepaid expenses	73,290	5,240
Deferred acquisition costs	248,973	—

TOTAL ASSETS	$102,539,826	$99,280,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$3,720,000	$3,720,000
Accrued registration costs	50,000	157,771
Accrued acquisition costs	135,343	—
Accrued expenses	403,349	56,991
Income taxes payable	287,423	5,055

Total current liabilities	4,596,115	3,939,817

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION (4,999,999 shares at conversion value) (Note 1)	40,088,182	39,418,759

COMMITMENTS (Note 5)
STOCKHOLDERS’ EQUITY (Notes 2, 6 and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 32,500,000 shares authorized, 10,624,998 shares issued and outstanding (excluding 4,999,999 shares subject to possible conversion) at December 31, 2007 and 100,000,000 shares authorized, 11,093,748 shares issued and outstanding (excluding 4,999,999 shares subject to possible conversion) at December 31, 2006	1,062	1,109
Additional paid-in capital	55,172,974	55,892,350
Earnings accumulated in the development stage	2,681,493	28,645

TOTAL STOCKHOLDERS’ EQUITY	57,855,529	55,922,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,539,826	$99,280,680

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

		From Inception	From Inception
	For the Year Ended	(July 19, 2006) to	(July 19, 2006) to
	December 31, 2007	December 31, 2006	December 31, 2007

Interest income	$5,098,883	$110,425	$5,209,308
General and administrative expenses (Notes 4 and 5)	1,079,417	76,725	1,156,142

Income before provision for income taxes	4,019,466	33,700	4,053,166
Provision for income taxes (Note 4)	1,366,618	5,055	1,371,673

Net income for the period	$2,652,848	$28,645	$2,681,493
Accretion of Trust Account relating to common stock subject to possible conversion	(669,423)	(18,767)	(688,190)
Net income attributable to common stockholders	$1,983,425	$9,878	$1,993,303

Weighted average number of shares outstanding, basic and diluted	10,624,998	4,181,096
Net income per share, basic and diluted	$0.19	$0.00

Number of shares outstanding subject to possible conversion, basic and diluted	4,999,999	4,999,999
Net income per share subject to possible conversion, basic and diluted	$0.13	$0.00

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (JULY 19, 2006) TO DECEMBER 31, 2007

			Additional		Earnings
	Common stock		Paid-in	Treasury	Accumulated in the
	Shares	Amount	Capital	Stock	Development Stage	Total

Balance, July 19, 2006 (inception)	—	$—	$—	—	$—	$—
Issuance of common stock to initial stockholders	3,593,747	359	24,641	—	—	25,000
Proceeds from sale of underwriter’s unit purchase option	—	—	100	—	—	100
Proceeds from issuance of warrants	—	—	3,000,000	—	—	3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and public offering expenses and net of $39,399,992 of proceeds from stockholders allocable to 4,999,999 shares of common stock subject to possible conversion	7,500,001	750	52,886,376	—	—	52,887,126
Net income for the period	—	—	—	—	28,645	28,645
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(18,767)	—	—	(18,767)

Balance, December 31, 2006	11,093,748	$1,109	$55,892,350	—	$28,645	$55,922,104
Forfeiture of common stock issued to initial stockholders (Note 6)	—	—	3,501,562	(3,501,562)	—	—
Cancellation of common stock received from initial stockholders	(468,750)	(47)	(3,501,515)	3,501,562	—	—
Public offering expenses accrued related to the sale of 12,500,000 units through public offering	—	—	(50,000)	—	—	(50,000)
Net income for the year	—	—	—	—	2,652,848	2,652,848
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(669,423)	—	—	(669,423)

Balance, December 31, 2007	10,624,998	$1,062	$55,172,974	—	$2,681,493	$57,855,529

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

		From Inception	From Inception
	For the Year Ended	(July 19, 2006) to	(July 19, 2006) to
	December 31, 2007	December 31, 2006	December 31, 2007

OPERATING ACTIVITIES
Net income for the period	$2,652,848	$28,645	$2,681,493
Changes in operating assets and liabilities:
Prepaid expenses	(68,050)	(5,240)	(73,290)
Accrued expenses	346,358	56,991	403,349
Income taxes payable	282,368	5,055	287,423

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,213,524	85,451	3,298,975

INVESTING ACTIVITIES
Purchases of investments held in Trust Account	(2,689,429)	(98,610,424)	(101,299,853)
Deferred acquisition costs paid	(113,630)	—	(113,630)
NET CASH USED IN INVESTING ACTIVITIES	(2,803,059)	(98,610,424)	(101,413,483)

FINANCING ACTIVITIES
Proceeds from issuances of common stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable to initial stockholders	—	200,000	200,000
Payments of notes payable to initial stockholders	—	(200,000)	(200,000)
Proceeds from issuance of warrants	—	3,000,000	3,000,000
Proceeds from sale of underwriter’s unit purchase option	—	100	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	39,399,992	39,399,992
Net proceeds from sale of units through public offering allocable to:	—
Stockholders’ equity	—	53,044,897	53,044,897
Deferred underwriting fees	—	3,720,000	3,720,000
Registration costs paid	(157,771)	—	(157,771)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(157,771)	99,189,989	99,032,218

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	252,694	665,016	917,710
CASH AND CASH EQUIVALENTS
Beginning of period	665,016	—	—
End of period	$917,710	$665,016	$917,710

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,084,250	$—	$1,084,250

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Accrued registration costs	$50,000	$157,771	$50,000

Accrued acquisition costs	$135,343	$—	$135,343

Accretion of Trust Account relating to common stock subject to possible conversion	$669,423	$18,767	$688,190

Fair value of underwriter’s unit purchase option included in public offering costs	$—	$1,218,750	$1,218,750

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities — Transforma Acquisition Group Inc. (“Company”) was incorporated in Delaware on July 19, 2006 for the purpose of acquiring one or more assets or control of one or more operating businesses in the technology, media or telecommunications industries (“Target Business”) through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination (“Business Combination”). The Company has selected December 31 as its fiscal year end.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority (more than 50%) of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $7.95 per share based on the value of the Trust Account as of December 31, 2007. As a result of the Conversion Right, $39,399,992, plus accretion of $688,190, aggregating 40,088,182 has been classified in common stock, subject to possible conversion on the accompanying balance sheets as of December 31, 2007. The Company’s stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 3,124,997 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s Public Stockholders vote for the approval of the Business Combination and holders owning 40% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the Offering (June 26, 2008), the Company’s board will

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company also sold to one of the underwriters, CRT Capital Group LLC, a unit purchase option to purchase up to a total of 375,000 additional Units (Note 7).

The Company had granted to the underwriters a 45-day option to purchase up to 1,875,000 Units solely to cover over-allotments, if any. As discussed in Note 6, the 45-day option expired in January 2007, and the option was never exercised.

NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS — Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

DEFERRED ACQUISITION COSTS — Costs related to proposed acquisitions are capitalized and in the event the acquisition does not occur, the costs are expensed.

TRUST ACCOUNT — The Company’s restricted cash and cash equivalents held in the Trust Account at December 31, 2007 is invested in a money market fund. The Company recognized interest income of $5,183,078 from inception (July 19, 2006) to December 31, 2007 on such money market fund in addition to $26,230 recognized

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS — (Continued)

for the same period on its cash and cash equivalents, aggregating $5,209,308, which is included in interest income on the accompanying statements of operations.

CONCENTRATION OF CREDIT RISK — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

NET INCOME PER SHARE — Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 3,124,997 initial shares outstanding throughout the period from July 19, 2006 (inception) to December 31, 2007, 468,750 initial shares cancelled by the Company on January 25, 2007 (retroactively restated to August 2006 for this calculation) and 7,500,001 common shares outstanding after the completion of the Offering on December 26, 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 4,999,999 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and outstanding Unit Purchase Option are antidilutive, they have been excluded from the Company’s computation of net income per share.

USE OF ESTIMATES — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES — Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

NEW ACCOUNTING PRONOUNCEMENTS — In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. Management does not believe the adoption of this standard for the year ending December 31, 2007, will have a material effect on the Company’s financial statements.

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

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS — (Continued)

liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combination” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquirer and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 —	INCOME TAXES

Provision for income taxes consists of:

	For the	From Inception	From Inception
	Year Ended	(July 19, 2006) to	(July 19, 2006) to
	December 31, 2007	December 31, 2006	December 31, 2007

Current - Federal	$1,366,618	$5,055	$1,371,673

The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $98,283, $48,725 and $147,008 for the year ended December 31, 2007, the period from inception (July 19, 2006) to December 31, 2006, and for the period from inception (July 19, 2006) to December 31, 2007, respectively, are included as part of general and administrative expenses in the accompanying statements of operations.

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

The Company has agreed to pay an affiliate of two directors $7,500 per month commencing on effectiveness of the Offering for office, secretarial and administrative services. Secretarial and administrative service of $90,000, $3,145 and $93,145 for the year ended December 31, 2006, the period from inception (July 19, 2006) to

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 30, 2007, and for the period from inception (July 19, 2006) to December 31, 2007, respectively, are included as part of general and administrative expenses in the accompanying statements of operations.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Purchase Option

Upon closing of the Offering, the Company sold and issued to CRT Capital Group LLC an option to purchase up to 375,000 Units at an exercise price of $10.00 per Unit (“Unit Purchase Option” or “UPO”). The Units underlying the UPO will be exercisable in whole or in part, solely at CRT Capital Group LLC’s discretion, commencing on the consummation of a Business Combination and expiring on the four-year anniversary of the Offering. The Company accounted for the fair value of the UPO, as an expense of the public offering resulting in a charge directly to stockholders’ equity with an equivalent increase in additional paid-in capital. The fair value of the 375,000 Units underlying the UPO was approximately $1.2 million ($3.25 per Unit) at the date of sale and issuance, which was determined using a Black-Scholes option-pricing model. The fair value of the UPO was calculated using the following assumptions: (1) expected volatility of 55.172%, (2) risk-free interest rate of 4.77% and (3) contractual life of 4 years. The expected volatility of approximately 55% was estimated by management based on an evaluation of the historical daily volatilities of similar public entities which had completed a transaction with an operating company. The UPO may only be exercised for cash. Each of the Units included in the UPO are identical to the Units to be sold in the Offering, except that (i) the exercise price of the Units will be $10.00 per Unit, (ii) CRT Capital Group LLC will be entitled to receive certain “piggy-back” registration rights with respect to the Units issuable upon exercise of the UPO, and (iii) the exercise price of the warrants issued in respect of the Units issuable upon exercise of the UPO will not be subject to reduction in the event that we determine to reduce the exercise price of our other Warrants.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTE 8 —	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial information for the year ended December 31, 2007 and the period from inception (July 19, 2006) to December 31, 2006 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	2007	2007	2007	2007

Interest income	$1,242,193	$1,282,652	$1,293,457	$1,280,581
General and administrative expenses	224,628	280,162	206,249	368,378
Provision for income taxes	345,972	340,8473	69,650	310,149
Net income	671,593	661,643	717,558	602,054
Accretion of Trust Account relating to common stock subject to possible conversion	(163,678)	(168,494)	(169,640)	(167,611)
Net income attributable to common stockholders	507,915	493,149	547,918	434,443
Weighted average number of shares outstanding, basic and diluted	10,749,998	10,624,998	10,624,998	10,624,998
Net income per share, basic and diluted	$0.05	$0.05	$0.05	$0.04
Number of shares outstanding subject to possible conversion	4,999,999	4,999,999	4,999,999	4,999,999
Net income per share subject to possible conversion, basic and diluted	$0.03	$0.03	$0.03	$0.03

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	From Inception
	(July 19, 2006) to	Quarter Ended
	September 30, 2006	December 31 2006

Interest income	$—	$110,425
General and administrative expenses	6,000	70,725
Provision for income taxes	—	5,055
Net income (loss)	(6,000)	34,645
Accretion of Trust Account relating to common stock subject to possible conversion	—	(18,767)
Net income (loss) attributable to common stockholders	(6,000)	15,878
Weighted average number of shares outstanding, basic and diluted	1,651,181	4,181,096
Net income per share, basic and diluted	$—	$—
Number of shares outstanding subject to possible conversion	—	4,999,999
Net income per share subject to possible conversion, basic and diluted	$—	$0.00

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2007. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During our fiscal quarter ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

BDO Seidman, LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report regarding its assessment of our internal control over financial reporting as of December 31, 2007, which appears on the next page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Transforma Acquisition Group Inc.
New York, New York

We have audited the internal control over financial reporting, as of December 31, 2007, of Transforma Acquisition Group Inc., a development stage company (the “Company”), based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, for the period from July 19, 2006 (date of inception) through December 31, 2006 and for the period from July 19, 2006 (date of inception) through December 31, 2007 and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

New York, New York
March 5, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13, and 14

Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2007 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

See financial statements set forth in Item 8 hereof.

(a)(2)  Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3)  Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-137263). For the exhibits marked with a (†), exhibit 3.1 is incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33210), and exhibit 3.2 is incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 001-33210). All other documents listed are filed with this report.

EXHIBIT INDEX

Exhibit
No.		Description

†3	.1	Third Amended and Restated Certificate of Incorporation of the Registrant
†3	.2	Second Amended and Restated By-laws of the Registrant
*4	.1	Specimen Unit Certificate
*4	.2	Specimen Common Stock Certificate
*4	.3	Specimen Warrant Certificate
*4	.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant
*4	.5	Form of Unit Purchase Option to be granted to CRT Capital Group LLC
*10	.1	Subscription Agreement, dated August 31, 2006 between the Registrant and Larry J. Lenhart
*10	.2	Subscription Agreement, dated August 31, 2006 between the Registrant and Daniel L. Burstein
*10	.3	Subscription Agreement, dated August 31, 2006 between the Registrant and Samuel L. Schwerin
*10	.4	Subscription Agreement, dated August 31, 2006 between the Registrant and Jon Lambert
*10	.5	Subscription Agreement, dated August 31, 2006 between the Registrant and Ashanti Capital Partners, LLC
*10	.6	Subscription Agreement, dated August 31, 2006 between the Registrant and Gordon E. Eubanks, Jr.
*10	.7	Subscription Agreement, dated August 31, 2006 between the Registrant and Dale Kutnick

Exhibit
No.		Description

*10	.8	Subscription Agreement, dated August 31, 2006 between the Registrant and S&B Investment Management Group, LLC
*10	.9	Subscription Agreement, dated August 31, 2006 between the Registrant and Edward Fenster
*10	.10	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company
*10	.11	Administrative Services Letter Agreement, dated September 1, 2006 between the Registrant and S&B Investment Management Group, LLC
*10	.12	Promissory Note, dated August 31, 2006, in the principal amount of $40,000.00 issued by the Registrant to Larry J. Lenhart
*10	.13	Promissory Note, dated August 31, 2006, in the principal amount of $35,000.00 issued by the Registrant to Daniel L. Burstein
*10	.14	Promissory Note, dated August 31, 2006, in the principal amount of $35,000.00 issued by the Registrant to Samuel L. Schwerin
*10	.15	Promissory Note, dated August 31, 2006, in the principal amount of $5,000.00 issued by the Registrant to Jon Lambert
*10	.16	Promissory Note, dated August 31, 2006, in the principal amount of $28,000.00 issued by the Registrant to Ashanti Capital Partners, LLC
*10	.17	Promissory Note, dated August 31, 2006, in the principal amount of $28,000.00 issued by the Registrant to Gordon E. Eubanks, Jr.
*10	.18	Promissory Note, dated August 31, 2006, in the principal amount of $17,500.00 issued by the Registrant to Dale Kutnick
*10	.19	Promissory Note, dated August 31, 2006, in the principal amount of $7,500.00 issued by the Registrant to S&B Investment Management Group, LLC
*10	.20	Promissory Note, dated August 31, 2006, in the principal amount of $4,000.00 issued by the Registrant to Edward Fenster
*10	.21	Form of Registration Rights Agreement between the Registrant and the Company’s initial stockholders
*10	.22	Third Amended and Restated Private Placement Agreement between the Registrant and the Company’s initial stockholders
*10	.23	Form of Letter Agreement between each Insider, the Registrant and the Underwriters
*10	.24	Forfeiture Letter dated January 25, 2007 between the Registrant and the Registrant’s founders
*14	.1	Code of Ethics
24.1		Power of Attorney (included on the signature pages)
31.1		Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer
31.2		Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer
32.1		Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99	.1	Audit Committee Charter
*99	.2	Nominating Committee Charter

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSFORMA ACQUISITION GROUP INC.

By:	/s/ Larry J. Lenhart
Name:     Larry J. Lenhart

Title:	President and Chief Executive Officer

Dated: March 11, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 11th day of March, 2008.

Name	Position

/s/ Larry J. Lenhart Larry J. Lenhart	President, Chief Executive Officer and Director (principal executive officer)

/s/ Jon Lambert Jon Lambert	Treasurer and Secretary (principal financial officer and principal accounting officer)

/s/ Gordon E. Eubanks, Jr. Gordon E. Eubanks, Jr.	Chairman of the Board

/s/ Daniel L. Burstein Daniel L. Burstein	Director

/s/ Samuel L. Schwerin Samuel L. Schwerin	Director

/s/ John Sculley John Sculley	Director

Dale Kutnick	Director

EXHIBIT INDEX

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-137263). For the exhibits marked with a (†), exhibit 3.1 is incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33210), and exhibit 3.2 is incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 001-33210). All other documents listed are filed with this report.

Exhibit
No.		Description

†3	.1	Third Amended and Restated Certificate of Incorporation of the Registrant
†3	.2	Second Amended and Restated By-laws of the Registrant
*4	.1	Specimen Unit Certificate
*4	.2	Specimen Common Stock Certificate
*4	.3	Specimen Warrant Certificate
*4	.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant
*4	.5	Form of Unit Purchase Option to be granted to CRT Capital Group LLC
*10	.1	Subscription Agreement, dated August 31, 2006 between the Registrant and Larry J. Lenhart
*10	.2	Subscription Agreement, dated August 31, 2006 between the Registrant and Daniel L. Burstein
*10	.3	Subscription Agreement, dated August 31, 2006 between the Registrant and Samuel L. Schwerin
*10	.4	Subscription Agreement, dated August 31, 2006 between the Registrant and Jon Lambert
*10	.5	Subscription Agreement, dated August 31, 2006 between the Registrant and Ashanti Capital Partners, LLC
*10	.6	Subscription Agreement, dated August 31, 2006 between the Registrant and Gordon E. Eubanks, Jr.
*10	.7	Subscription Agreement, dated August 31, 2006 between the Registrant and Dale Kutnick
*10	.8	Subscription Agreement, dated August 31, 2006 between the Registrant and S&B Investment Management Group, LLC
*10	.9	Subscription Agreement, dated August 31, 2006 between the Registrant and Edward Fenster
*10	.10	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company
*10	.11	Administrative Services Letter Agreement, dated September 1, 2006 between the Registrant and S&B Investment Management Group, LLC
*10	.12	Promissory Note, dated August 31, 2006, in the principal amount of $40,000.00 issued by the Registrant to Larry J. Lenhart
*10	.13	Promissory Note, dated August 31, 2006, in the principal amount of $35,000.00 issued by the Registrant to Daniel L. Burstein
*10	.14	Promissory Note, dated August 31, 2006, in the principal amount of $35,000.00 issued by the Registrant to Samuel L. Schwerin
*10	.15	Promissory Note, dated August 31, 2006, in the principal amount of $5,000.00 issued by the Registrant to Jon Lambert
*10	.16	Promissory Note, dated August 31, 2006, in the principal amount of $28,000.00 issued by the Registrant to Ashanti Capital Partners, LLC
*10	.17	Promissory Note, dated August 31, 2006, in the principal amount of $28,000.00 issued by the Registrant to Gordon E. Eubanks, Jr.
*10	.18	Promissory Note, dated August 31, 2006, in the principal amount of $17,500.00 issued by the Registrant to Dale Kutnick
*10	.19	Promissory Note, dated August 31, 2006, in the principal amount of $7,500.00 issued by the Registrant to S&B Investment Management Group, LLC
*10	.20	Promissory Note, dated August 31, 2006, in the principal amount of $4,000.00 issued by the Registrant to Edward Fenster
*10	.21	Form of Registration Rights Agreement between the Registrant and the Company’s initial stockholders

Exhibit
No.		Description

*10	.22	Third Amended and Restated Private Placement Agreement between the Registrant and the Company’s initial stockholders
*10	.23	Form of Letter Agreement between each Insider, the Registrant and the Underwriters
*10	.24	Forfeiture Letter dated January 25, 2007 between the Registrant and the Registrant’s founders
*14	.1	Code of Ethics
24.1		Power of Attorney (included on the signature pages)
31.1		Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer
31.2		Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer
32.1		Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99	.1	Audit Committee Charter
*99	.2	Nominating Committee Charter