Form 10-K/A
period 2007-12-31
Transforma Acquisition Group Inc.
filed 2008-04-29
CIK 1374346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33210
Transforma Acquisition Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5389307
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Park Avenue, 10th Floor New York, NY	10022 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (646) 521-7805

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Units	American Stock Exchange
Common Stock, par value $0.0001 per share	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑     No  ☐

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s units, common stock and warrants held by non-affiliates of the registrant was $108,786,684.

Number of shares of common stock outstanding as of April 15, 2008: 15,624,997.

Explanatory Note

Transforma Acquisition Group Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amended Report”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 13, 2008 ( “Original Report”). The Amended Report is being filed solely to add required disclosure to Items 10, 11, 12, 13 and 14 of Part III of our Original Report, which are amended and restated in their entirety as contained in this Amended Report. This Amended Report does not affect any other items in the Original Report.

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

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information regarding our directors and executive officers as of April 15, 2008.

DIRECTORS

			Director
Name	Age	Position	Since

Gordon E. Eubanks, Jr.	61	Chairman of the Board	2006
Daniel L. Burstein(1)(2)	54	Director	2006
Dale Kutnick(1)(2)	58	Director	2006
Larry J. Lenhart	44	President, Chief Executive Officer and Director	2006
Samuel L. Schwerin(1)	35	Director	2006
John Sculley(2)	69	Director	2006

EXECUTIVE OFFICERS

			Officer
Name	Age	Position	Since

Gordon E. Eubanks, Jr.	61	Chairman of the Board	2006
Larry J. Lenhart	44	President, Chief Executive Officer and Director	2006
Jonathan A. Lambert	44	Treasurer and Secretary	2006

(1)	Member of the Audit Committee

(2)	Member of the Nominating Committee

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

Daniel L. Burstein serves as a Director. In 2004, along with Mr. Schwerin, Mr. Burstein co-founded Millennium Technology Value Partners, L.P., a $130 million value-oriented private equity fund. He currently serves as a Managing Partner of that fund. In 2000, Mr. Burstein founded Millennium Technology Ventures, L.P., an early-stage venture capital fund, for which he continues to serve as a Managing Partner. From 1997 to 1999,

Mr. Burstein served as Chief Investment Officer for PS Capital Holdings, L.P., and PS Capital Ventures, L.P., venture capital funds focused on early stage companies that were building backbone infrastructure for the Internet. From 1989 to 2000, Mr. Burstein served as Senior Advisor at The Blackstone Group, one of Wall Street’s leading private equity and investment banking firms. Mr. Burstein serves on the board of directors of Applied Minds, Inc., a private company conducting research and development on a wide variety of technologies. Over the course of his career, Mr. Burstein has served as a consultant to leading global companies including Sony Corporation (SNE), Toyota Motor Corporation (TM), Microsoft Corporation (MSFT), and Sun Microsystems, Inc. (JAVA). He is the author of twelve books, including several on global economics and the impact of new technology. Mr. Burstein is also the founder and Managing Member of Squibnocket Partners LLC, a media, publishing and content company, which has published five books and co-produced three documentary films since it was launched in 2003.

Dale Kutnick serves as a Director. Since April 2005, Mr. Kutnick has served as Senior Vice President and Director of Research at Gartner, Inc., an information technology advisory and consulting company, where his responsibilities include quality control of research deliverables, new forms of content, client interaction, and improving client support. In 1989, Mr. Kutnick co-founded META Group, Inc., an information technology advisory and consulting company, and served as META Group’s President and Chief Executive Officer from 1989 to 2003, its Chairman of the Board from 1995 until April 2005, and its Research Director, from 1989 to 2003 and again from October 2004 until March 2005. META Group was sold to Gartner, Inc. in April 2005. Previously, from March 1986 to June 1988, Mr. Kutnick served as Executive Vice President, Research, at Gartner, and as Executive Vice President at Gartner Securities. From January 1978 to March 1985, Mr. Kutnick served as Executive Director and Research Director at Yankee Group, a technology research and consulting firm, and from January 1984 to March 1985, Mr. Kutnick served as a Principal at Battery Ventures, a venture capital firm. Mr. Kutnick serves on the board of directors of Broadpoint Securities Group, Inc. (BPSG), an independent investment bank. Mr. Kutnick is a graduate of Yale University.

Larry J. Lenhart serves as our President and Chief Executive Officer and as a Director. Mr. Lenhart is Executive-in-Residence at Mohr Davidow Ventures, a leading venture capital firm, and is currently the interim CEO of Catilin, Inc., a biodiesel company. Mr. Lenhart has been with Mohr Davidow Ventures since March 2006. From 2004 to 2005, Mr. Lenhart served as President, Chief Executive Officer and a director of Requisite Technology, Inc., a master data management software company where he led a turnaround resulting in an acquisition by ClickCommerce (CKCM). From 2002 to 2003, Mr. Lenhart served as President, Chief Executive Officer and a director of Contivo, Inc., a data integration enterprise software firm. Previously, from 2000 to 2002, Mr. Lenhart served as President, Chief Executive Officer and a director of CAT Technology Inc. During his tenure, CAT Technology migrated from a hardware and software reseller to a full service internet infrastructure management company, which in 2001 was recognized by the “San Jose Business Journal” as the second fastest growing company in Silicon Valley. From 1998 to 2000, Mr. Lenhart served as a Managing Partner at Deloitte Consulting where he led the high technology consulting practice. From 1997 to 1998, Mr. Lenhart served as the Vice President of Operations for Cadis, Inc., a web-based procurement software company that was subsequently acquired by Aspect Development. From 1996 to 1997, Mr. Lenhart served as a Principal at A.T. Kearney, a management consulting firm, and from 1991 to 1996, Mr. Lenhart served in several positions focused on strategy and operations, including Consultant, Manager, and Principal, at Gemini Consulting (now Capgemini) (CGEMY), a public company traded on the Paris Bourse offering consulting, outsourcing, technology, and local professional services. Mr. Lenhart earned his Master of Business Administration from The Darden Business School at The University of Virginia and his Bachelor of Arts from Emory and Henry College, where he serves on the Board of Trustees.

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

John Sculley serves as a Director. Since 1993, Mr. Sculley has been an active investor in early-stage enterprises that include Select Comfort Corporation (SCSS), a developer, manufacturer and marketer of premium quality, adjustable-firmness beds; NFO Research, Inc., a consumer research company; Intralinks, a provider of secure online workspaces to the financial services industry; CreditTrade LLP, a company which provides transaction, data and information services to the credit markets; and Hotwire, an online discount travel site. Mr. Sculley is currently a member of the board of directors of MetroPCS, a public company which provides wireless communications services; InPhonic, Inc. (INPC), an online provider of wireless services and devices; Radiospire Networks, a private company which supplies fabless semiconductors for wireless solutions; Tello, a private company which supports instant communication and collaboration across networks, applications and devices, in the context of critical business processes; OpenPeak Inc., a private company focused on voice-over-IP and digital home technology; IdenTrust, a private company which provides globally interoperable identity solutions; Activation Capital Partners, a private company which provides supply chain financing; and Verified Person, a private company which provides online background screening services to organizations. Between 1983 and 1993, Mr. Sculley served as the Chief Executive Officer of Apple Computer, Inc. (AAPL), during which time Apple Computer became the largest selling personal computer brand in the world. From 1978 to 1983, Mr. Sculley served as Chief Executive Officer of Pepsi-Cola Company (PEP), during which time “Pepsi Generation” and “Pepsi Challenge” marketing campaigns helped cause Pepsi-Cola to become the largest selling packaged good product in the United States as measured by AC Nielsen. Mr. Sculley earned his Master of Business Administration from The Wharton School at the University of Pennsylvania and is a graduate of Brown University.

Jon Lambert serves as our Treasurer and Secretary. Since March 2008, Mr. Lambert has been a consultant to Transact Tools, Inc., a subsidiary of NYSE Euronext (NYX). Prior to this and since the beginning of 2007, Mr. Lambert served as the Chief Financial Officer and Secretary to Wombat Financial Software, a provider of high speed market data and messaging platforms, which was sold to Transact Tools, Inc. in March 2008. From 2005 to 2006, Mr. Lambert provided chief financial officer, chief operating officer and business development consulting services to various early stage companies. Since 2005, Mr. Lambert has served as: Chief Financial Officer and a director of CompanionWorlds, a provider of health and fitness solutions that enables users to customize mobile workout and nutrition programs; Chief Financial Officer and Secretary of Fox Technologies, a provider of authentication security solutions; Chief Financial Officer and Secretary of Mathon Systems, a provider of real-time automated solution for managing informational risk; and Chief Financial Officer of NextSeed, a provider of mobile authentication solutions. Since 2005, Mr. Lambert also has provided advisory services to: Nomadrive, a provider of application thumb drive solutions; Transparency Software, a provider of data policy management solutions for data security, auditing and performance; and Wombat Financial Software. From 2000 to 2005, Mr. Lambert served as the Chief Financial Officer, Chief Operating Officer and Secretary of Contivo, Inc., a data integration enterprise software firm. From 1994 to 2000, Mr. Lambert served as Chief Financial Officer, Secretary and Senior Vice President of TIBCO Finance Technology, Inc., a provider of electronic business infrastructure software, where he was instrumental in building its international business and was the Chief Financial Officer and Secretary of TIBCO Software, Inc. (TIBX) prior to and a key contributor to, its initial public offering. From 1987 to 1994, Mr. Lambert served as audit manager of Ernst & Young, a big four accounting and auditing firm. Mr. Lambert has been a California Certified Public Accountant and a Chartered Accountant in England, and earned a Bachelor of Science from Bath University, England.

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

During 2007, the Board met formally four times and acted by written consent once. None of our directors attended fewer than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which such director served, except that Dale Kutnick attended five of the eight Board and Audit Committee meetings held in 2007. As provided for in Transforma’s Bylaws, the Chairman of the Board of Directors shall preside at all meetings of stockholders.

Standing committees of the Board include an audit committee and a nominating committee, each of which has adopted a written charter. These charters were filed as exhibits 99.1 and 99.2 to Transforma’s Amendment No. 2 to Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission (“SEC”) on December 19, 2006, and are publicly available through the SEC’s website at http://www.sec.gov.

Audit Committee.  The members of the Audit Committee are Daniel L. Burstein, Samuel Schwerin and Dale Kutnick. The Board has determined that each of the members of the Audit Committee meets the independence requirements of Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and the rules of the American Stock Exchange. The Board also determined that Messrs. Burstein and Schwerin are each “audit committee financial experts,” as defined by the rules of the SEC, and that Messrs. Burstein, Schwerin and Kutnick each meet the financial sophistication requirements of the American Stock Exchange. Mr. Schwerin serves as chairman of the Audit Committee. The Audit Committee reviews our financial reporting process, our system of internal controls and the audit process. The Audit Committee also reviews the performance and independence of our external auditors and recommends to the Board the appointment or discharge of our external auditors. The Audit Committee met four times in 2007.

Nominating Committee.  The members of the Nominating Committee are Daniel L. Burstein, John Sculley and Dale Kutnick. The Board has determined that each of the current members of the Nominating Committee meets the independence requirements of the American Stock Exchange. Mr. Burstein serves as chairman of the Nominating Committee. The Nominating Committee is responsible for interviewing, evaluating, approving and recommending individuals for membership on the Board. The Nominating Committee acted by written consent once in 2007.

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

To our knowledge, based solely on our review of the copies of such filings in our possession and written representations that no other reports were required, we believe that all of our executive officers, directors and greater-than-10% stockholders made all required filings under Section 16(a) during fiscal 2007, except that in connection with the expiration of the underwriters’ over-allotment option after our initial public offering, each of Larry J. Lenhart, Daniel L. Burstein, Samuel L. Schwerin, Jonathan A. Lambert, Ashanti Capital Partners, LLC, John Sculley, Gordon E. Eubanks, Jr., Dale Kutnick and S&B Investment Management Group, LLC returned shares to Transforma; the Form 4 required to report each of these transactions was filed late.

During fiscal 2006, the Form 3 filings made by Larry J. Lenhart, Daniel L. Burstein, Samuel L. Schwerin, Jonathan A. Lambert, Ashanti Capital Partners, LLC, John Sculley, Gordon E. Eubanks, Jr., Dale Kutnick and S&B Investment Management Group, LLC, inadvertently omitted to report warrants that were granted to them in connection with our initial public offering. The warrants were disclosed in Exhibit 10.22 to the Company’s Form S-1/A Registration Statement filed with the SEC on December 14, 2006; amended Forms 3 were subsequently filed to correct the omissions.

Code of Ethics

The Company has adopted a code of ethics for senior financial officers. Transforma will undertake to provide a copy of this Code of Ethics to any person without charge upon request. Requests may be mailed to Transforma at its principal executive offices, attention Jon Lambert, 350 Park Avenue, 10th Floor, New York, NY 10022. The Code of Ethics was filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on December 19, 2006, and is publicly available through the SEC’s website at http://www.sec.gov.

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

Compensation Committee Report

Transforma does not maintain a standing Compensation Committee since it does not compensate its officers or directors. The Transforma Board of Directors and management have discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on that review and discussion, the Board has recommended that the Compensation Discussion and Analysis be included in Transforma’s 2007 Annual Report on Form 10-K or the proxy statement for the 2008 Annual Meeting of Stockholders. Since Transforma does not compensate its officers and directors, the company has nothing to disclose in this section.

Larry J. Lenhart
John Sculley
Gordon E. Eubanks, Jr.
Daniel L. Burstein
Samuel L. Schwerin
Dale Kutnick

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information as to the beneficial ownership of our common stock as of April 11, 2008 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our current directors;

•	each of our “named executive officers,” as such term is defined under the rules of the SEC; and

•	all current directors and executive officers as a group.

For 2007 our named executive officers were Larry Lenhart, our President and Chief Executive Officer and Jon Lambert, our Treasurer, Secretary and principal financial officer.

The percentage ownership is based on 15,624,997 shares of common stock outstanding as of April 15, 2008. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days of April 15, 2008, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated by footnote, the address for each listed stockholder is c/o Transforma Acquisition Group Inc., 350 Park Avenue, 10th Floor, New York, NY 10022.

	Shares Beneficially Owned
	Number of	Percent of
Name of Beneficial Owner	Shares	Class

Directors and Named Executive Officers
Larry J. Lenhart	468,750	3.00%
Daniel L. Burstein(1)	546,875	3.50%
Samuel L. Schwerin(1)	546,875	3.50%
Jon Lambert	113,426	*
Ashanti Capital Partners, LLC(2)	437,500	2.80%
John Sculley(3)	437,500	2.80%
Gordon E. Eubanks, Jr.	437,500	2.80%
Dale Kutnick	273,437	1.75%
S&B Investment Management Group, LLC(4)	206,885	1.32%
All current executive officers and directors as a group (7 persons)	3,031,248	19.40%
All 5% Owners
Weiss Asset Management, LLC(5)	1,018,819	6.52%
Fir Tree, Inc.(6)	1,544,300	9.88%
JANA Partners LLC(7)	1,000,000	6.40%
Silver Point Capital, L.P(8)	1,875,000	12.00%
Jonathan M. Glaser, et al(9)	1,475,000	9.44%

*	Less than 1%.

(1)	Includes 206,885 shares held by S&B Investment Management Group, LLC, for which this person shares voting or investment control.

(2)	John Sculley, as the sole member of Ashanti Capital Partners, LLC, may be deemed to be the beneficial owner of the shares held by Ashanti Capital Partners, LLC.

(3)	Represents shares issued to Ashanti Capital Partners, LLC. See footnote (2) above.

(4)	Daniel L. Burstein and Samuel L. Schwerin, as the members of S&B Investment Management Group, LLC, may be deemed to be the beneficial owners of the shares held by S&B Investment Management Group, LLC.

(5)	Derived from a joint filing of a Schedule 13G on March 24, 2008 by Weiss Asset Management, LLC, Weiss Capital, LLC and Andrew M. Weiss, Ph.D., reporting shared power to vote or direct the vote over and shared power to dispose of or direct the disposition of 1,018,819 shares. The address of the business office of Weiss Asset Management, LLC, Weiss Capital, LLC and Andrew M. Weiss, Ph.D. is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.

(6)	Derived from a joint filing of a Schedule 13G/A on February 14, 2008 by Fir Tree, Inc., Fir Tree Capital Opportunity Master Fund, L.P. and Sapling, LLC reporting shared power to vote or direct the vote over and shared power to dispose of or direct the disposition of 1,544,300 shares. The address of the business office of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

(7)	Derived from a filing of a Schedule 13G on January 4, 2007 by JANA Partners LLC reporting sole power to vote or direct the vote over and sole power to dispose of or direct the disposition of 1,000,000 shares. The address of the business office for JANA Partners LLC is 200 Park Avenue, Suite 3300, New York, NY 10166.

(8)	Derived from a joint filing of a Schedule 13G on February 13, 2007 by Silver Point Capital, L.P., Mr. Edward A. Mule and Robert J. O’Shea with respect to the 1,875,000 shares held by Silver Point Capital Fund, L.P. and Silver Point Capital Offshore Fund, Ltd., and reporting shared power to vote or direct the vote over and shared power to dispose of or direct the disposition of 1,875,000 shares. The address of the business office for each of these persons is Two Greenwich Plaza, 1st Floor, Greenwich, CT 06830.

(9)	Derived from a joint filing of a Schedule 13G/A on February 14, 2008 by Jonathan M. Glaser and certain related entities and individuals, reporting shared power to vote or direct the vote over and shared power to dispose of or direct the disposition of 1,475,000 shares. The address of the business office of Mr. Glaser is 11601 Wilshire Boulevard, Suite 2180, Los Angeles, CA 90025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Our Audit Committee has appointed BDO Seidman LLP as the Company’s registered independent public accounting firm for the year ending December 31, 2008.

Audit and Related Fees

The following table sets forth the fees billed for the periods indicated for professional services rendered by BDO Seidman LLP, our independent registered public accounting firm.

			From Inception
	Fiscal Year Ended		(July 19, 2006) to
	December 31,		December 31,
Nature of Services	2007		2006

Audit Fees	$68,880	(1)	$77,192	(2)
Audit-Related Fees	—		—
Tax Fees	—		—
All Other Fees	—		—

Total Fees	$68,880		$77,192

(1)	Audit fees for the fiscal year ended December 31, 2007 related to the audit of our financial statements and internal control for the fiscal year ended December 31, 2007, $39,350, and the quarterly reviews of financial statements included in our quarterly reports on Form 10-Q for the quarterly periods ended March, June and September, 2007 aggregating $29,530.

(2)	Audit fees for the period ended December 31, 2006 related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on December 26, 2006, aggregating $56,652, the audit of our financial statements for the period from July 19, 2006 (date of inception) to December 31, 2006, $12,852, and the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2006, $7,688.

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

All of the services of BDO Seidman, LLP for the fiscal year ended December 31, 2006 and for the fiscal year ended December 31, 2007, described above, were pre-approved by the Board of Directors before the Audit Committee was formed and were approved by the Audit Committee since its inception.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Description of Document

31.3	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSFORMA ACQUISITION GROUP INC.

By:	/s/ Larry J. Lenhart
Larry J. Lenhart
President and Chief Executive Officer

Date: April 29, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.3	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)