Form 10-Q
period 2008-03-31
Transforma Acquisition Group Inc.
filed 2008-05-07
CIK 1374346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
As of April 15, 2008, 15,624,997 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

TRANSFORMA ACQUISITION GROUP INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets	1
As of March 31, 2008 (unaudited)
As of December 31, 2007

Statements of Operations (unaudited)	2
For the three months ended March 31, 2008
For the three months ended March 31, 2007
From inception (July 19, 2006) to March 31, 2008

Statements of Stockholders’ Equity (unaudited)	3
From inception (July 19, 2006) to March 31, 2008

Statements of Cash Flows (unaudited)	4
For the three months ended March 31, 2008
For the three months ended March 31, 2007
From inception (July 19, 2006) to March 31, 2008

Notes to Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	13
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	14
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

(i)

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,068,710	$917,710
Investments held in Trust Account (Note 1)	101,248,377	101,299,853
Prepaid expenses and income taxes	95,523	73,290
Deferred acquisition costs	451,058	248,973

TOTAL ASSETS	$102,863,668	$102,539,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred underwriting fee (Note 5)	$3,720,000	$3,720,000
Accrued registration costs	50,000	50,000
Accrued acquisition costs	243,402	135,343
Accrued expenses	369,012	403,349
Income taxes payable	—	287,423

Total current liabilities	4,382,414	4,596,115

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(4,999,999 shares at conversion value) (Note 1)	40,221,962	40,088,182

COMMITMENTS (Note 5)

STOCKHOLDERS’ EQUITY (Notes 2, 6 and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 32,500,000 shares authorized, 10,624,998 shares issued and outstanding (excluding 4,999,999 shares subject to possible conversion)	1,062	1,062
Additional paid-in capital	55,039,194	55,172,974
Earnings accumulated in the development stage	3,219,036	2,681,493

TOTAL STOCKHOLDERS’ EQUITY	58,259,292	57,855,529

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,863,668	$102,539,826

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

	For the three	For the three	From inception
	months ended	months ended	(July 19, 2006)
	March 31,	March 31,	to
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Interest income	$1,023,062	$1,242,193	$6,232,370

General and administrative expenses (Notes 4 and 5)	166,820	224,628	1,322,962

Income before provision for income taxes	856,242	1,017,565	4,909,408
Provision for income taxes (Note 4)	318,699	345,972	1,690,372

Net income for the period	$537,543	$671,593	$3,219,036
Accretion of Trust Account relating to common stock subject to possible conversion	(133,780)	(163,678)	(821,971)
Net income attributable to common stockholders	$403,763	$507,915	$2,397,065

Weighted average number of shares outstanding, basic and diluted	10,624,998	10,624,998
Net income per share, basic and diluted	$0.04	$0.05

Number of shares outstanding subject to possible conversion, basic and diluted	4,999,999	4,999,999
Net income per share subject to possible conversion, basic and diluted	$0.03	$0.03

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (JULY 19, 2006) TO MARCH 31, 2008

			Additional		Earnings
	Common stock		paid-in		accumulated in the
	Shares	Amount	capital	Treasury stock	development stage	Total
Balance, July 19, 2006 (inception)	—	$—	$—	—	$—	$—
Issuance of common stock to initial stockholders	3,593,747	359	24,641	—	—	25,000
Proceeds from sale of underwriter’s unit purchase option	—	—	100	—	—	100
Proceeds from issuance of Warrants	—	—	3,000,000	—	—	3,000,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and public offering expenses and net of $39,399,992 of proceeds from stockholders allocable to 4,999,999 shares of common stock subject to possible conversion	7,500,001	750	52,886,376	—	—	52,887,126
Net income for the period	—	—	—	—	28,645	28,645
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(18,767)	—	—	(18,767)

Balance, December 31, 2006	11,093,748	$1,109	$55,892,350	—	$28,645	$55,922,104
Forfeiture of common stock issued to initial stockholders (Note 6)	—	—	3,501,562	(3,501,562)	—	—
Cancellation of common stock received from initial stockholders	(468,750)	(47)	(3,501,515)	3,501,562	—	—
Public offering expenses accrued related to the sale of 12,500,000 units through public offering	—	—	(50,000)	—	—	(50,000)
Net income for the period	—	—	—	—	2,652,848	2,652,848
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(669,423)	—	—	(669,423)

Balance, December 31, 2007	10,624,998	$1,062	$55,172,974	—	$2,681,493	$57,855,529

Net income for the period (unaudited)	—	—	—	—	537,543	537,543
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(133,780)	—	—	(133,780)

Balance, March 31, 2008 (unaudited)	10,624,998	$1,062	$55,039,194	—	$3,219,036	$58,259,292

See Notes to Financial Statements

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

			From inception
	For the three	For the three	(July 19, 2006)
	months ended	months ended	to
	March 31, 2008	March 31, 2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income for the period	$537,543	$671,593	$3,219,036
Changes in operating assets and liabilities:
Prepaid expenses and income taxes	(22,233)	(177,987)	(95,523)
Accrued expenses	(34,337)	58,203	369,012
Income taxes payable	(287,423)	339,722	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	193,550	891,531	3,492,525

INVESTING ACTIVITIES
Investments held in Trust Account	51,476	(1,031,960)	(101,248,377)
Deferred acquisition costs paid	(94,026)	—	(207,656)

NET CASH USED IN INVESTING ACTIVITIES	(42,550)	(1,031,960)	(101,456,033)

FINANCING ACTIVITIES
Proceeds from issuances of common stock to initial stockholders	—	—	25,000
Proceeds from notes payable to initial stockholders	—	—	200,000
Payments of notes payable to initial stockholders	—	—	(200,000)
Proceeds from issuance of warrants	—	—	3,000,000
Proceeds from sale of underwriter’s unit purchase option	—	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	—	39,399,992
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	—	—	53,044,897
Deferred underwriting fees	—	—	3,720,000
Registration costs paid	—	(57,771)	(157,771)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(57,771)	98,032,218

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	151,000	(198,200)	1,068,710
CASH AND CASH EQUIVALENTS
Beginning of period	917,710	665,016	—
End of period	$1,068,710	$466,816	$1,068,710

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$665,000	$—	$1,749,250

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Accrued registration costs	$—	$—	$50,000

Accrued acquisition costs	$108,059	$—	$243,402

Accretion of Trust Account relating to common stock subject to possible conversion	$133,780	$163,678	$821,970

Fair value of underwriter’s unit purchase option included in public offering costs	$—	$—	$1,218,750

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
     The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority (more than 50%) of the public stockholders of the Company. The Company’s stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 3,124,997 founding shares of common stock (approximately 20% of the shares outstanding) in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (“Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s Public Stockholders vote for the approval of the Business Combination and holders owning 40% or more of the outstanding common stock do not vote against the Business Combination, the Business Combination may then be consummated. Accordingly, Public Stockholders holding approximately 39.99% of the aggregate number of shares owned by all Public Stockholders may vote against such proposed Business Combination and exercise their conversion rights, and would be entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). If Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders exercised the Conversion Right, the actual per-share conversion price would be equal to the amount in the Trust Account, inclusive of any interest thereon, net of income taxes payable on the interest income on the Trust Account and net of any amounts distributed to the Company for working capital or other expenses, as of two business days prior to the proposed Business Combination, multiplied by 39.99%, and then divided by the number of shares converting, 4,999,999, or approximately $8.04 per share based on the value of the Trust Account as of March 31, 2008. As a result of the Conversion Right, $39,399,992 plus accretion of $821,970, aggregating $40,221,962, has been classified in common stock subject to possible conversion on the accompanying balance sheets as of March 31, 2008.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
     If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the Offering (June 26, 2008), the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the Offering, the Company will abandon their plan of dissolution and distribution and seek the consummation of that Business Combination. If a proxy statement seeking the approval of the Company’s stockholders for that Business Combination has not been filed prior to 24 months from the date of the Offering (December 26, 2008), the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. In the event there is no Business Combination within the 18 and 24-month deadlines (“Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering. Based on the value of the Trust Account as of March 31, 2008 the per share value of assets remaining available for distribution was approximately $8.10 per share.
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
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     INTERIM FINANCIAL STATEMENTS - The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (July 19, 2006) to December 31, 2007 included in the Company’s Annual Report on Form 10-K, (File No. 001-33210). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The operating results for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.
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

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
     TRUST ACCOUNT - The Company’s restricted cash and cash equivalents held in the Trust Account at March 31, 2008 is invested in a money market fund. The Company recognized interest income of $6,196,819 from inception (July 19, 2006) to March 31, 2008 on such money market fund in addition to $35,551 recognized for the same period on its cash and cash equivalents, aggregating $6,232,370, which is included in interest income on the accompanying statements of operations.
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
     NET INCOME PER SHARE - Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 3,124,997 initial shares outstanding throughout the period from July 19, 2006 (inception) to March 31, 2008, 468,750 initial shares cancelled by the Company on January 25, 2007 (retroactively restated to August 2006 for this calculation) and 7,500,001 common shares outstanding after the completion of the Offering on December 26, 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 4,999,999 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and outstanding Unit Purchase Option are antidilutive, they have been excluded from the Company’s computation of net income per share.
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
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. The adoption of this standard has had no effect on the Company’s financial statements.
     FAIR VALUE MEASUREMENTS - In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value.
     Effective January 1, 2008, the Company implemented SFAS Statement No. 157, which did not have impact on Company’s financial results
     The following table presents certain of the Company’s assets that are measured at fair value as of March 31, 2008. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

TRANSFORMA ACQUISITION GROUP INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

		Quoted Prices in
		Active Markets
	March 31, 2008	(Level 1)
Description
Cash and cash equivalents	1,068,710	$1,068,710
Investments held in trust account	101,248,377	101,248,377

Total	$102,317,087	$102,317,087

     In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009 and is evaluating the impact, if any, this standard will have on its financial statements.
     NEW ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS No. 141R., “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non controlling interest in the acquirer and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008.
     The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE 4 — INCOME TAXES
Provision for income taxes consists of:

	For the three	For the three	From inception
	months ended	months ended	(July 19, 2006)
	March 31, 2008	March 31, 2007	to March 31, 2008
Current-Federal	$318,699	$345,972	$1,690,372
         The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $13,338, $14,098 and $160,346 for the three months ended March 31, 2008, the three months ended March 31, 2007 and for the period from inception (July 19, 2006) to March 31, 2008, respectively, are included as part of general and administrative expenses in the accompanying statements of operations.
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
Administrative Fees
     The Company has agreed to pay an affiliate of two directors $7,500 per month commencing on effectiveness of the Offering for office, secretarial and administrative services. Secretarial and administrative service of $22,500, $22,500 and $115,645 for the three months ended March 31, 2008, the three months ended March 31, 2007 and for the period from inception (July 19, 2006) to March 31, 2008, respectively, are included as part of general and administrative expenses in the accompanying statements of operations.
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
     We believe that the working capital available to us, in addition to the funds available to us outside of the trust account, will be sufficient to allow us to operate for 24 months from the date of our initial public offering in December 2006, assuming that a business combination is not consummated during that time. Over this time, we have estimated that up to $2,640,000 of working capital and reserves will be allocated as follows: $1,500,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; up to $180,000 for the administrative fee payable to S&B Investment Management Group, LLC ($7,500 per month for 24 months), an affiliated third party; $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $860,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, director and officer liability insurance premiums, and other miscellaneous expenses and reserves. As of March 31, 2008 we have used $969,918 for such working capital expenditures.
     As of March 31, 2008 we have capitalized $451,058 of legal and consulting costs related to proposed acquisitions.
Results of Operations
     For the three months ended March 31, 2008, we had net income of $537,543 which consisted of interest income on the trust account investment of $1,013,741 and interest on cash of $9,321, offset by general and administrative expenses of $166,820, which includes professional fees of $29,337 Delaware franchise tax of $13,338, insurance expense of $35,772, travel and entertainment expenses of $28,879, administrative fees of $22,500, filing fees of $27,500 and other operating expenses of $9,494. The Company has a provision for Federal income taxes of $318,699.
     For the three months ended March 31, 2007, we had net income of $671,953 which consisted of interest income on the trust account investment of $1,240,293 and interest on cash of $1,900, offset by general and administrative expenses of $224,628 which includes professional fees of $84,770, Delaware franchise tax of $14,098, insurance expense of $35,770, travel and entertainment expenses of $34,408, filing fees of $24,500 and other operating expenses of $31,082. The Company has a provision for Federal income taxes of $345,972.
     From inception (July 19, 2006) to March 31, 2008, we had net income of $3,219,036 which consisted of interest income on the trust account investment of $6,196,819 and interest on cash of $35,551, offset by general and administrative expenses of $1,322,962, which includes professional fees of $568,818, Delaware franchise tax of $160,346, insurance expense of $183,978, travel and entertainment expenses of $188,566, filing fees of $52,171, administrative fees of $115,645 and other operating expenses of $53,438. The Company has a provision for Federal income taxes of $1,690,372.
     Our financial statements as of and for the period ending December 31, 2007 were audited, and we filed these audited financial statements in our 2007 Annual Report on Form 10-K dated March 24, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There has been no material change in our exposure to market risk from that discussed in our 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
     Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008, the end of the fiscal quarter covered in this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     As of March 31, 2008 there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2007 Form 10-K.
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

TRANSFORMA ACQUISITION GROUP INC.
Date: May 7, 2008	By:	/s/ Larry J. Lenhart
	Name:	Larry J. Lenhart
	Title:	President and Chief Executive Officer

Exhibit Index.

Exhibit	Exhibit
Number	Description

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002